Form 10-Q
period 2013-09-30
QurApps, Inc.
filed 2013-11-14
CIK 1583138

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 333-190431

QURAPPS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	7389	None
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Gilboa 26 Street

Pardes-Hanna

Israel

(Address of principal executive offices)

+972-544474070

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 05, 2013 the registrant had 6,000,000 shares issued and outstanding shares of common stock.

QURAPPS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of QurApps, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of market demand for products of the type provided by the Company, the possibility that the company will not garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the majority control the Company’s sole officer and director presently holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QURAPPS, INC.

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENT

Balance Sheets at September 30, 2013 and June 30, 2013 - unaudited	F-1

Statements of Operations for the three month periods ended September 30, 2013 and for the period from inception, May 31, 2013 through September 30, 2013 - unaudited	F-2

Statements of Stockholders’ Deficit for the period from inception, May 31, 2013 through September 30, 2013 - unaudited	F-3

Statements for the three month periods ended September 30, 2013 and for the period from inception, May 31, 2013, through September 30, 2013 - unaudited	F-4

Notes to Financial Statements - unaudited	F-5

3

Qurapps, Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2013 and June 30, 2013
(Unaudited)

	September 30, 2013	June 30, 2013
		(audited)
Assets
Current assets
Cash and cash equivalents	$4,838	$15,070
Prepaid expense	4,083	—
Total current assets	8,921	15,070

Total assets	$8,921	$15,070

Liabilities and Stockholders’ Equity
Current liabilities
Accrued Expenses	$—	$5,000
Total current liabilities	—	5,000
Total liabilities	—	5,000

Stockholders' Equity
Common stock, 75,000,000 shares authorized
at par value of $0.003, 6,000,000 shares issued and
outstanding at September 30, 2013 and June 30, 2013	18,000	18,000
Additional paid-in capital	—	—
Deficit accumulated during the development stage	(9,079)	(7,930)
Total stockholders’ equity	8,921	10,070

Total liabilities and stockholders’ equity	$8,921	$15,070

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement Of Operations
For the three months ended September 30, 2013
For the period from May 31, 2013 (Inception) to September 30, 2013
(Unaudited)

	Three Months Ended September 30, 2013	Cumulative From May 31, 2013 (Inception) to September 30, 2013

Revenues	—	—
Cost of sales	—	—
Gross margin	—	—

Operating expenses
General and administrative	824	824
Professional fees	325	8,255
Total operating expenses	1,149	9,079

Loss from operations	(1,149)	(9,079)
Provision for income taxes	—	—
Net income (loss)	$(1,149)	$(9,079)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (May 31, 2013) to September 30, 2013
(Unaudited)

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at May 31, 2013	—	$—	$—	$—	$—

Common stock issued for cash at $0.003 per share	6,000,000	18,000	—	—	18,000
Net income (loss) from inception on May 31, 2013 through June 30, 2013	—	—	—	(7,930)	(7,930)

Balance at June 30, 2013	6,000,000	18,000	—	(7,930)	10,070

Net income (loss) for the three months ended September 30, 2013	—	—	—	(1,149)	(1,149)

Balance at September 30, 2013	6,000,000	$18,000	$—	$(9,079)	$8,921

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement Of Cash Flows
For the three months ended September 30, 2013
For the period from May 31, 2013 (Inception) to September 30, 2013
(Unaudited)

	Three Months Ended September 30, 2013	Cumulative From May 31, 2013 (Inception) to September 30, 2013
Cash flow from operating activities
Net loss	$(1,149)	$(9,079)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expense	(4,083)	(4,083)
Increase in accrued expenses	(5,000)	—
Net cash used in operating activities	$(10,232)	$(13,162)

Cash flow used in investing activities	$—	$—

Cash flow from financing activities
Common stock issued for cash	—	18,000
Net cash provided by financing activities	$—	$18,000

Net increase(decrease) in cash and cash equivalents	(10,232)	4,838

Cash and cash equivalents at beginning of period	15,070	—

Cash and cash equivalents at end of period	$4,838	$4,838

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

QURAPPS, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Qurapps, Inc. (the “Company”) was incorporated in the State of Nevada on May 31, 2013. The Company is engaged in the development of a mobile software app, called “I Feed Me”, that enables consumers to obtain meal recipes by selecting 3 to 5 food products, and once entered, the software app will provide a list of recipes from which to cook meals, based on the 3 to 5 food products chosen. Additionally, app users will be able to rate recipes, add their personal recipes and receive real-time notifications when new consumers select their recipes to use. The Company has no revenues and limited operations. The Company is classified as a development stage company since it has not earned any revenue from its planned operations.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company’s cash consists of funds deposited with its lawyer into the law firm’s trust account.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes as follows:

	For Three Months Ended September 30, 2013	From inception on May 31, 2013 through June 30, 2013
Income tax expense (benefit) at statutory rate	$(172)	$(1,190)
Change in valuation allowance	172	1,190
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
NOL Carryover	$1,362	$1,190
Valuation allowance	(1,362)	(1,190)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,079 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards began to expire in 2033.

Foreign Currency Translation

The Company has adopted the US dollar as its functional and reporting currency because most of its transactions are denominated in US currency.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options or warrants or similar securities since inception.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on May 31, 2013 to September 30, 2013 of $9,079. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending June 30, 2014.

The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

-	The Company is planning to file and clear a Registration Statement with the SEC to raise additional equity funds through a public offering .

-	Management is currently formulating plans to develop and sell its software to generate future revenues. There can be no assurances, however, that management’s expectations of future revenues will be realized.

As of the date of the financial statements, there were no commitments for the additional equity funding. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $50,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSE

At September 30, 2013 and June 30, 2013 the Company recorded prepaid expense of $4,083 and $0. The prepaid asset recorded at September 30, 2013 was the result of future Edgar and XBRL services.

On August 1, 2013, the Company paid $4,900 to Ruthy Navon, pursuant to (1) one year filing services which resulted in a prepaid of $4,900. During the three months ended September 30, 2013 the Company adjusted the prepaid balance to record the term completed which resulted in the recognition of $817 of General and Administrative expenses and a reduction of prepaid expense by the same amount leaving a prepaid balance of $4,083.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 31, 2013, the Company issued 6,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $18,000. See Note 5.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.003. As of September 30, 2013, there were 6,000,000 shares of common stock issued and outstanding.

On May 31, 2013 (inception) the Company issued 6,000,000 shares of common stock to its President for cash of $18,000.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

QurApps, Inc., was incorporated on May 31, 2013, under the laws of the State of Nevada, for the purpose of the development of a mobile software app, called “I Feed Me”, that enables consumers to obtain meal recipes by selecting 3 to 5 food products, and once entered, the software app will provide a list of recipes from which to cook meals, based on the 3 to 5 food products chosen. Additionally, app users will be able to rate recipes, add their personal recipes and receive real-time notifications when new consumers select their recipes to use.

We have not commenced development of our planned mobile software application.

We are development of a mobile software app, called “I Feed Me” that enables consumers to obtain meal recipes by selecting 3 to 5 food products, and once entered the software app will provide a list of recipes from which to cook meals, based on the 3 to 5 food products chosen. Additionally, app users will be able to rate recipes, add their personal recipes and receive real-time notifications when new consumers select their recipes to use.

We plan to develop our “I Feed Me” software app for the Apple iPhone, and if resources allow, we will develop an app for an Android-based mobile phones. We plan to sell our software app for $0.99 on the Apple App store site, and under such arrangement, we will be entitled to keep 70% of all app sales, and Apple will keep 30%.

The Company’s principal offices are located at Gilboa 26 Street, Pardes-Hanna, Israel.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, designing our website, and engaging in market research. We received our initial funding of $18,000 through the sale of common stock to our sole officer and director, who purchased an aggregate of 6,000,000 shares at $0.003 per share.

Alon Nigri, our sole officer and director did not agree to serve as an officer or director of the Company at least in part due to a plan, agreement or understanding that he would solicit, participate in, or facilitate the sale of the enterprise to (or a business combination with) a third party which desires to obtain or become a public reporting entity, and Mr. .Nigri confirms that he has no such present intention.

For the Three Months Ended September 30, 2013

Revenues

Revenues from continuing operations for the three months ended September 30, 2013 is zero.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 is $1,149. We recognized General and Administrative expenses of $824 and Professional fees of $325 during the three months ended September 30, 2013.

Net Loss

During the three months ended September 30, 2013 the Company recognized net losses of $1,149.

For the Period from May 31, 2013 (Inception) to September 30, 2013

Revenues

Revenues from continuing operations for the period from May 31, 2013 to September 30, 2013 is zero.

Operating Expenses

Operating expenses for the period from May 31, 2013 to September 30, 2013 is $9,079. We recognized General and Administrative expenses of $824 and Professional fees of $8,255 during the period from May 31, 2013 to September 30, 2013.

Net Loss

During the period from May 31, 2013 to September 30, 2013, the Company recognized net losses of $9,079.

Liquidity and Capital Resources

At September 30, 2013, we had total current assets of $8,921, total current liabilities of $0.

Historically, we have financed our cash flow and operations from the sale of stock to our president.  Net cash provided by financing activities was $18,000 from May 31, 2013 (date of inception) to September 30, 2013.

We have not yet generated any revenue from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues.

There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Plan of Operation

Our goals over the next 12 months are to:

Goal 1: Product Development - Create our software app:

●	Allow users to find the best recipes based on what they choose to cook, want to get notifications from;
●	Allow users to pick their recipes plan;
●	Allow users to enter their recipes details;
●	Send notifications to users showing that there is a another recipe available; and
●	Lets users see a list of recipes that are considered better than their existing recipes.

Goal 2: Create a web portal for creating, editing, saving the recipes & supporting the app:

●	Allow site admins to login and make changes;
●	Allow site admins to create new recipes for different kinds of food providers;
●	Allow site admins to rank recipes;
●	Allow site admins to rank recipes by easy to cook; and
●	Keep record of all the users who have signed up and their recipes and their preferences.

Our current business objectives are:

●      Become a recognized brand of recipe app that finds the best recipes available; and

●      Execute our marketing plan and to create interest in our software app.

Below is a brief description of our planned activities, which we expect to commence immediately after the offering of common stock registered with the SEC under Form S-1, as amended (File No. 333-190431; the “Form S-1”), and as declared effective by the SEC on October 7, 2013, is completed and the proceeds have been received and accepted.

MONTHS 1 TO 3

The anticipated activities undertaken during months 1 to 3 following the completion of this offering assume that we will be able to raise at least $50,000 gross in this offering or through other financing means. If we are not able to raise sufficient capital, we will scale our business development accordingly. There can be no assurance that we will be able to raise the required $50,000, or any funds at all, to implement our business plan as laid out below.

During the first three months, we plan to:

REQUIREMENTS & UX DESIGN

We will work with a third-party software development company to gather the requirements and agree on the user experience (“UX”) options using wire-framing techniques. Once the UX design is defined , it will be developed into a user interface (“UI”) design. Outcome of this phase will be a complete design for the software app for the iPhone.

MONTHS 4 TO 6

During the following three months, we expect to complete our website. The third-party web development company to build the administrative web portal using .Net technology. The software app for the iPhone will be built using native objective-C code. Once the architecture has been finalized, the development of the software app and the administrative web portal will occur in parallel.

MONTHS 7 TO 12

During the following six months, we expect to achieve the following testing and deployment objectives:

·	Correct any detected discovered defects in the software app;
·	Submission of the software app to the Apple App Store for approval to sell;
·	Promote our software app to freelancers and small sized businesses.

Our software app will be tested on an iPhone 5. Once testing is completed, we plan to release our software app to the Apple App Store and our software app will be available for purchase by consumers.

We do not believe that our cash balance at September 30, 2013, is sufficient to fund our limited levels of operations beyond three months’ time.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $10,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs of the Form S-1, and to maintain our regulatory reporting and filings. Other than our planned offering under the Form S-1, we currently have no arrangement in place to cover this shortfall.

These funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our concept and actual game are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements regarding the offering under the Form S-1 or following this offering under the Form S-1 for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage. To meet our need for cash we are attempting to raise money from the offering under the Form S-1. There is no assurance that we will be able to sell any of the securities being offered in the offering under the Form S-1.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $50,000 from the offering under the Form S-1, it will last one year, but we may need more funds to develop growth strategy, and we will have to revert to obtaining additional money.

Going Concern

We have incurred net losses of $9,079 from our inception on May 31, 2013 to September 30, 2013 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.   . Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-190431), as filed with the Securities and Exchange Commission on August 7, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QURAPPS, INC.
Date: November 14, 2013	(Registrant)

	By:	/s/ Alon Nigri
	Name:	Alon Nigri
	Title:	President, Secretary and Treasurer
(principal executive officer, principal financial officer, and principal accounting officer)

