Form 10-Q
period 2013-12-31
QurApps, Inc.
filed 2014-02-13
CIK 1583138

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

-----------------------------

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

Yes [x] No []

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 10, 2014 the registrant had 6,000,000 shares issued and outstanding shares of common stock.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QURAPPS, INC.

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENT

Unaudited Balance Sheets at December 31, 2013 and June 30, 2013	F-1

Unaudited Statements of Operations for the three and six months ended December 31, 2013 and for the period from inception, May 31, 2013 through December 31, 2013	F-2

Unaudited Statements of Stockholders’ Deficit for the periods from inception, May 31, 2013 through December 31, 2013	F-3

Unaudited Statements of Cash flows for the six months ended December 31, 2013 and for the periods from inception, May 31, 2013, through December 31, 2013	F-4

Notes to Financial Statements (Unaudited)	F-5

3

Qurapps, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2013 and June 30, 2013
(Unaudited)

	December 31, 2013	June 30, 2013
Assets		(audited)
Current assets
Cash and cash equivalents	$—	$15,070
Prepaid expense	2,858	—
Total current assets	2,858	15,070

Total assets	$2,858	$15,070

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,060	$5,000
Total current liabilities	2,060	5,000
Total liabilities	2,060	5,000

Stockholders' Equity
Common stock, 75,000,000 shares authorized
at par value of $0.003, 6,000,000 shares issued and
outstanding at December 31, 2013 and June 30, 2013	18,000	18,000
Additional paid-in capital	—	—
Deficit accumulated during the development stage	(17,202)	(7,930)
Total stockholders’ equity	$798	$10,070

Total liabilities and stockholders’ equity	$2,858	$15,070

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement Of Operations
For the three months and six months ended December 31, 2013
For the period from May 31, 2013 (Inception) to December 31, 2013
(Unaudited)

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013	Cumulative From May 31, 2013 (Inception) to December 31, 2013

Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross margin	—	—	—

Operating expenses
General and administrative	1,386	2,210	2,210
Professional fees	6,737	7,062	14,992
Total operating expenses	8,123	9,272	17,202

Loss from operations	(8,123)	(9,272)	(17,202)
Provision for income taxes	—	—	—
Net income (loss)	$(8,123)	$(9,272)	$(17,202)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	6,000,000	6,000,000
The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (May 31, 2013) to December 31, 2013
(Unaudited)

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at May 31, 2013	—	$—	$—	$—	$—

Common stock issued for cash at $0.003 per share	6,000,000	18,000	—	—	18,000
Net income (loss) from inception on May 31, 2013 through June 30, 2013	—	—	—	(7,930)	(7,930)

Balance at June 30, 2013	6,000,000	18,000	—	(7,930)	10,070

Net income (loss) for the six months ended December 31, 2013	—	—	—	(9,272)	(9,272)

Balance at December 31, 2013	6,000,000	$18,000	$—	$(17,202)	$798

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement Of Cash Flows
For the six months ended December 31, 2013
For the period from May 31, 2013 (Inception) to December 31, 2013
(Unaudited)

	Six Months Ended December 31, 2013	Cumulative From May 31, 2013 (Inception) to December 31, 2013
Cash flow from operating activities
Net loss	$(9,272)	$(17,202)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expense	(2,858)	(2,858)
Increase in accounts payable	(2,940)	2,060
Net cash used in operating activities	$(15,070)	$(18,000)

Cash flow used in investing activities	$—	$—

Cash flow from financing activities
Common stock issued for cash	—	18,000
Net cash provided by financing activities	$—	$18,000

Net increase(decrease) in cash and cash equivalents	(15,070)	0

Cash and cash equivalents at beginning of period	15,070	—

Cash and cash equivalents at end of period	$0	0

Supplemental disclosure of cash flow information
Cash paid for interest	$—	—
Cash paid for income taxes	$—	—

The accompanying notes are an integral part of these unaudited financial statements.

QURAPPS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013
(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed balance sheet of the Company as of December 31, 2013, and the related balance sheet of the Company as of June 30, 2013, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the six months ended December 31, 2013 and from May 31, 2009 (Inception) to December 31, 2013 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form S-1/A that went effective October 7, 2013.

Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes as follows:

	For Six Months Ended December 31, 2013	From inception on May 31, 2013 through June 30, 2013
Income tax expense (benefit) at statutory rate	$(1,390)	$(1,190)
Change in valuation allowance	1,390	1,190
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
NOL Carryover	$2,580	$1,190
Valuation allowance	(2,580)	(1,190)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,202 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards began to expire in 2033.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on May 31, 2013 to December 31, 2013 of $17,202. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending June 30, 2014.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company’s officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 31, 2013, the Company issued 6,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $18,000. See Note 4.

NOTE 4 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.003. As of December 31, 2013, there were 6,000,000 shares of common stock issued and outstanding.

On May 31, 2013 (inception) the Company issued 6,000,000 shares of common stock to its President for cash of $18,000.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the sections titled “Risk Factors”.

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

Alon Nigri, our sole officer and director did not agree to serve as an officer or director of the Company at least in part due to a plan, agreement or understanding that he would solicit, participate in, or facilitate the sale of the enterprise to (or a business combination with) a third party which desires to obtain or become a public reporting entity, and Mr. Nigri confirms that he has no such present intention.

For the Three Months Ended December 31, 2013

Revenues

Revenues from continuing operations for the three months ended December 31, 2013 is zero.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 is $8,123. We recognized General and Administrative expenses of $1,386 and Professional fees of $6,737 during the three months ended December 31, 2013.

Net Loss

During the three months ended December 31, 2013 the Company recognized net losses of $8,123.

For the Six Months Ended December 31, 2013

Revenues

Revenues from continuing operations for the six months ended December 31, 2013 is zero.

Operating Expenses

Operating expenses for the six months ended December 31, 2013 is $9,272. We recognized General and Administrative expenses of $2,210 and Professional fees of $7,062 during the six months ended December 31, 2013.

Net Loss

During the six months ended December 31, 2013 the Company recognized net losses of $9,272

For the Periods from May 31, 2013 (Inception) to December 31, 2013

Revenues

Revenues from continuing operations for the period from May 31, 2013 to December 31, 2013 is zero.

Operating Expenses

Operating expenses for the periods from May 31, 2013 to December 31, 2013 is $17,202. We recognized General and Administrative expenses of $2,210 and Professional fees of $14,992 during the period from May 31, 2013 to December 31, 2013.

Net Loss

During the period from May 31, 2013 (Inception) to December 31, 2013, the Company recognized net losses of $17,202.

Liquidity and Capital Resources

At December 31, 2013, we had total current assets of $2,858, total current liabilities of $2,060 and working capital of $798.

Historically, we have financed our cash flow and operations from the sale of stock to our president.  Net cash provided by financing activities was $18,000 from May 31, 2013 (date of inception) to December 31, 2013 and $0 for the six months ended December 31, 2013.

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

We do not believe that our cash balance at December 31, 2013, is sufficient to fund our limited levels of operations beyond three months’ time.

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

Going Concern

We have incurred net losses of $17,202 from our inception on May 31, 2013 to December 31, 2013 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

QURAPPS, INC.
Date: February 13, 2014	(Registrant)

	By:	/s/ Alon Nigri
	Name:	Alon Nigri
	Title:	President, Secretary and Treasurer
(principal executive officer, principal financial officer, and principal accounting officer)

