Form 10-Q
period 2014-03-31
QurApps, Inc.
filed 2014-05-13
CIK 1583138

 U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2014 the registrant had 7,380,004 shares issued and outstanding shares of common stock.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QURAPPS, INC.

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENT

Unaudited Balance Sheets at March 31, 2014 and June 30, 2013	F-1

Unaudited Statements of Operations for the three and nine months ended March 31, 2014 and for the period from inception, May 31, 2013 through March 31, 2014	F-2

Unaudited Statements of Stockholders’ Deficit for the periods from inception, May 31, 2013 through March 31, 2014	F-3

Unaudited Statements of Cash flows for the nine months ended March 31, 2014 and for the periods from inception, May 31, 2013, through March 31, 2014	F-4

Notes to Financial Statements (Unaudited)	F-5

3

Qurapps, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2014 and June 30, 2013
(Unaudited)

	March 31, 2014	June 30, 2013
		(audited)
Assets
Current assets
Cash and cash equivalents	$19,540	$15,070
Prepaid expense	1633	—
Total current assets	21,173	15,070
Total assets	$21,173	$15,070

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,000	$5,000
Total current liabilities	1,000	5,000
Total liabilities	1,000	5,000

Stockholders' Equity

Common stock, 75,000,000 shares authorized at par value of $0.003 per share, 7,380,004 and 6,000,000 shares issued and outstanding at March 31, 2014 and June 30, 2013	22,140	18,000
Additional paid-in capital	38,460	—
Deficit accumulated during the development stage	(40,427)	(7,930)
Total stockholders’ equity	$20,173	$10,070

Total liabilities and stockholders’ equity	$21,173	$15,070

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement Of Operations
For the three months and nine months ended March 31, 2014
For the period from May 31, 2013 (Inception) to March 31, 2014
(Unaudited)

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014	Cumulative From May 31, 2013 (Inception) to March 31, 2014

Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross margin	—	—	—

Operating expenses
General and administrative	1,225	3,435	3,435
Research and Development - Software	20,800	20,800	20,800
Professional fees	1,200	8,262	16,192
Total operating expenses	23,225	32,497	40,427

Loss from operations	(23,225)	(32,497)	(40,427)
Provision for income taxes	—	—	—
Net income (loss)	$(23,225)	$(32,497)	$(40,427)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	6,644,002	6,211,533

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (May 31, 2013) to March 31, 2014
(Unaudited)

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at May 31, 2013	—	$—	$—	$—	$—

Common stock issued for cash at $0.003 per share	6,000,000	18,000	—	—	18,000
Net income (loss) from inception on May 31, 2013 through June 30, 2013	—	—	—	(7,930)	(7,930)

Balance at June 30, 2013	6,000,000	18,000	—	(7,930)	10,070

Common stock issued to investors for cash at $0.03 per share	1,380,004	4,140	38,460	—	42,600
Net income (loss) for the nine months ended March 31, 2014	—	—	—	(32,497)	(32,497)

Balance at December 31, 2013	7,380,004	$22,140	$38,460	$(40,427)	$20,173

The accompanying notes are an integral part of these unaudited financial statements.

Qurapps, Inc.
(A Development Stage Company)
Statement Of Cash Flows
For the nine months ended March 31, 2014
For the period from May 31, 2013 (Inception) to March 31, 2014
(Unaudited)

		Nine Months Ended March 31, 2014	Cumulative From May 31, 2013 (Inception) to March 31, 2014
Cash flow from operating activities
Net loss		$(32,497)	$(40,427)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expense		(1,633)	(1,633)
Increase (decrease) in accounts payable		(4,000)	1,000
Net cash used in operating activities		$(38,130)	$(41,060)

Cash flow used in investing activities	$
Net cash used in investing activities		—	$—

Cash flow from financing activities
Proceeds from common stock		42,600	60,600
Net cash provided by financing activities		$42,600	$60,600

Net increase(decrease) in cash and cash equivalents		4,470	19,540

Cash and cash equivalents at beginning of period		15,070	—

Cash and cash equivalents at end of period		$19,540	19,540

Supplemental disclosure of cash flow information
Cash paid for interest		$—	—
Cash paid for income taxes		$—	—

The accompanying notes are an integral part of these unaudited financial statements.

QURAPPS, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014
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

The unaudited condensed balance sheet of the Company as of March 31, 2014, and the related balance sheet of the Company as of June 30, 2013, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the nine months ended March 31, 2014 and from May 31, 2013 (Inception) to March 31, 2014 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form S-1/A that went effective October 7, 2013.

Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes as follows:

	For Nine Months Ended March 31, 2014	From inception on May 31, 2013 through June 30, 2013
Income tax expense (benefit) at statutory rate	$(4,875)	$(1,190)
Change in valuation allowance	4,875	1,190
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
NOL Carryover	$(6,064)	$(1,190)
Valuation allowance	6,064	1,190
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $40,427 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards begin to expire in 2033.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on May 31, 2013 to March 31, 2014 of $40,427. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending June 30, 2014.

The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following action:

-	Management is currently formulating plans to develop and sell its software to generate future revenues. There can be no assurances, however, that management’s expectations of future revenues will be realized.

As of the date of the financial statements, there were no commitments for additional equity funding. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $50,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.003. As of March 31, 2014, there were 7,380,004 shares of common stock issued and outstanding.

On May 31, 2013 (inception) the Company issued 6,000,000 shares of common stock to its President for cash of $18,000.

During the month of February 2014, Company issued 1,380,004 shares of common stock at $0.03 per share to various investors for cash of $42,600.

NOTE 5 - RESEARCH AND DEVELOPMENT - SOFTWARE

On March 21, 2014, Company paid $20,800 to Chancery Lane Investments Groups Inc, towards software development charges for developing mobile software app, called “I Feed Me”. Once the development is completed this app will be sold in Apple Apps Store for Apple iPhone..  As per ASC 985-20 company is treating the software development charges as Research and Development Expenses

 NOTE 6 - SUBSEQUENT EVENTS

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

We are in development of a mobile software app, called “I Feed Me” that enables consumers to obtain meal recipes by selecting 3 to 5 food products, and once entered the software app will provide a list of recipes from which to cook meals, based on the 3 to 5 food products chosen. Additionally, app users will be able to rate recipes, add their personal recipes and receive real-time notifications when new consumers select their recipes to use.

We plan to develop our “I Feed Me” software app for the Apple iPhone, and if resources allow, we will develop an app for Android-based mobile phones. We plan to sell our software app for $0.99 on the Apple App store site, and under such arrangement, we will be entitled to keep 70% of all app sales, and Apple will keep 30%.

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

For the Three Months Ended March 31, 2014

Revenues

Revenues from continuing operations for the three months ended March 31, 2014 is zero.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 is $23,225. We recognized General and Administrative expenses of $1,225, Research and Development – software expenses of $20,800 and Professional fees of $1,200 during the three months ended March 31, 2014.

Net Loss

During the three months ended March 31, 2014 the Company recognized net losses of $ 23,225.

For the Nine Months Ended March 31, 2014

Revenues

Revenues from continuing operations for the nine months ended March 31, 2014 is zero.

Operating Expenses

Operating expenses for the nine months ended March 31, 2014 is $32,497. We recognized General and Administrative expenses of $3,435, Research and Development – software expenses of $20,800 and Professional fees of $8,262 during the nine months ended March 31, 2014.

Net Loss

During the nine months ended March 31, 2014 the Company recognized net losses of $ 32,497

For the Periods from May 31, 2013 (Inception) to March 31, 2014

Revenues

Revenues from continuing operations for the period from May 31, 2013 to March 31, 2014 are zero.

Operating Expenses

Operating expenses for the periods from May 31, 2013 to March 31, 2014 is $ 40,427 We recognized General and Administrative expenses of $3,435, Research and Development – software expenses of $20,800 and Professional fees of $16,192 during the period from May 31, 2013 to March 31, 2014.

Net Loss

During the period from May 31, 2013 (Inception) to March 31, 2014, the Company recognized net losses of $ 40,427.

Liquidity and Capital Resources

At March 31, 2014, we had total current assets of $21,173, total current liabilities of $1,000 and working capital of $20,173.

Historically, we have financed our cash flow and operations from the sale of stock to our president and investors.  Net cash provided by financing activities was $60,600 from May 31, 2013 (date of inception) to March 31, 2014 of which $42,600 was provided during the nine months ended March 31, 2014.

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

MONTHS 1 TO 3

The company raised $42,600 during the three month ended March 31, 2014 and the fund will be used for scaling the business development activities.

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

MONTHS 7 TO 12

During the following six months, we expect to achieve the following testing and deployment objectives:

·	Correct any detected defects discovered in the software app;

·	Submission of the software app to the Apple App Store for approval to sell;

·	Promote our software app to freelancers and small sized businesses.

Our software app will be tested on an iPhone 5. Once testing is completed, we plan to release our software app to the Apple App Store and our software app will be available for purchase by consumers.

We do believe that our cash balance at March 31, 2014, is sufficient to fund our limited levels of operations beyond three months’ time.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $10,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs of the Form S-1, and to maintain our regulatory reporting and filings. Other than our planned offering under the Form S-1, we currently have no arrangement in place to cover any shortfall.

Additional funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our concept and actual game are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

We have incurred net losses of $ 40,427 from our inception on May 31, 2013 to March 31, 2014 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item.2. Unregistered Sales of Equity Securities and Use of Proceeds

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

QURAPPS, INC.
Date: May 10, 2014	(Registrant)

	By:	/s/ Alon Nigri
	Name:	Alon Nigri
	Title:	President, Secretary and Treasurer
(principal executive officer, principal financial officer, and principal accounting officer)

