Form 10-K
period 2014-06-30
Pulse Evolution Corp
filed 2014-10-10
CIK 1583138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-190431

PULSE EVOLUTION CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	333-190431	47-1336692
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File No.)	Identification No.)

10521 SW Village Center Drive, Suite 201, Port St. Lucie, FL	34987
(Address of principal executive offices)	(Zip Code)

(772) 545-4100

Registrant’s telephone number, including area code

Not applicable

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on December 31, 2013.

As of October 7, 2014, 120,458,716 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Pulse Evolution Corporation., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions are discussed in greater detail under Item 1A – “Risk Factors” of this report and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Company

Pulse Evolution Corporation (“we”, “us”, “our”, the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. During fiscal 2014, our controlling shareholder sold his interest in our company on May 15, 2014. In anticipation of this change of control, we changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication.

As more fully disclosed in Our Corporate History below, we completed the initial closing under the Share Exchange Agreement on September 30, 2014 pursuant to which Pulse Entertainment became a subsidiary of our company in which we own an 81.11% interest. We plan to complete the acquisition of Pulse Entertainment remaining outstanding shares no later than October 31, 2014. Upon completion, Pulse Entertainment will become our wholly owned subsidiary and our pro-forma shares of Common Stock outstanding giving effect to the acquisition of Pulse Entertainment is expected to be approximately 143 million shares.

The following description of our business includes the business of Pulse Entertainment except where otherwise noted.

Description of the Business

Pulse Entertainment is a creatively driven, digital production and intellectual property company, established to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication. Founded by leading producers of photorealistic digital humans, Pulse Entertainment develops “virtual humans” for live and holographic concerts, advertising, feature films, branded content, medical applications and training. The Company’s business model is focused on participation in intellectual property through the development, production and ownership of entertainment properties featuring globally recognized animated virtual performers and through multi-year revenue-share relationships with living celebrities and late celebrity estates. In late 2013, Pulse Entertainment entered into a multi-year agreement with the estate of Michael Jackson to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Michael Jackson’ in diverse entertainment and media applications. In August 2014, the Company entered into a similar agreement with Authentic Brands Group, the principal owner of rights related to the estate of the late celebrity Elvis Presley.

Pulse Entertainment produced a computer-generated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael contributed to the award show’s highest television viewership in 13 years and an 11-year high in advertising in the demographic of viewers age 18 to 49. This production reached approximately 11 million television viewers during the initial ABC network broadcast, followed by more than 51 million online views through YouTube and Vevo and generated more than 2,400 news articles and an estimated 98 billion internet impressions for the Michael Jackson hologram and more than 300 million internet impressions estimated for Pulse Entertainment and members of its management. In addition, August and October, 2014 respectively, we entered into multi-year agreements with the owner of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computer-generated image of these celebrities. We plan to use the computer-generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials which we believe will provide us with a foundation for significant future growth in our core business.

Our founding management team includes pioneers in the creation and presentation of advanced computer generated imagery, photo-realistic human animation, and holographic virtual performances. They are also accomplished filmmakers and storytellers, who have produced and exploited entertainment media consumed by audiences around the world for more than 20 years. Their works have been recognized with numerous film industry awards and nominations, including Academy Awards® for Best Visual Effects issued by the Academy of Motion Picture Arts and Sciences and similar awards issued by the Visual Effects Society. Our executives, visual effects supervisors and digital artists have contributed materially to the visual imagery of more than 50 major motion pictures and film properties including such notable films as Lord of the Rings, Transformers, Pirates of the Caribbean, Tron: Legacy, and The Curious Case of Benjamin Button.

During the past 12 months, we have entered into unique digital likeness rights agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. Revenues from the estates of these late celebrities rank them among the top earning celebrity estates in the world, with estimated aggregate earnings in 2013 in excess of $200,000,000 as stated by Forbes.com in an October 23, 2014 web article. The revenues of these estates have been derived primarily from licensing the still and motion picture images and recordings captured when the respective celebrities were alive. Further, they are based on clippings, outtakes and performances from the lives and careers of the historical celebrities. We believe that our first live presentation of the Virtual Michael Jackson performance demonstrated that we are able to re-launch the careers of deceased celebrities. More than staging an encore to their historical careers of Michael Jackson, Elvis Presley and Marilyn Monroe, the virtual performances will be judiciously and compellingly contemporized and made relevant to whole new audiences through new performance forms and media. We are poised to create virtual celebrities that can do things and go places their historical originals never could, while remaining true to their original values, identities, personalities and preferences.

We believe that our plans for virtual performances of Michael Jackson, Elvis Presley and Marilyn Monroe provide us with the foundation for significant growth in our core business.

We believe that our plans for virtual performances of Michael Jackson, Elvis Presley and Marilyn Monroe provide us with the foundation for significant growth in our core business.

Origins of the Virtual Performance Industry

The application of high-end virtual effects and animation technology has, historically, been limited to feature films and television programming. The market for these services have been highly competitive domestically and, more importantly, internationally. Profit margins within this industry have been severely challenged by offshore competition and the interests of the most talented and accomplished virtual effects artists, many of whom are in North America, have been adversely impacted by the lack of profitable business models that rely on such creativity and technology.

In 2012, a leading virtual effects company then under the leadership of Mr. Textor produced a computer-generated digital likeness of the late rapper Tupac Shakur who was projected onstage, performing at the Coachella Valley Music Festival, in a holographic-like manner, using a century old projection technique known as a ‘Pepper’s Ghost’ illusion. Following the live production, millions of viewers around the world witnessed this unique performance signaling the emergence of a new entertainment medium. Referred to by many as the ‘virtual performance’ industry, the creation of computer generated digital likenesses of living and late celebrities represents significant new revenue opportunities for celebrities, celebrity estates and related owners of intellectual property. Importantly, the industry also represents an attractive opportunity to maximize the value of North American leadership in virtual effects creativity and technology through business models that extend beyond legacy short-term thin-margin services models, aligning instead with long-term intellectual property participation utilizing this new medium. While there have been a number of low visibility virtual performance productions, members of our team have been responsible for two globally watched virtual performances that have defined an emerging form of entertainment we call the Virtual Performance Industry.

We intend to further develop this emerging, globally relevant virtual performance industry in part because of our founders’ leadership in ground-breaking performances of photo-realistic digital humans in films, such as Tron: Legacy and The Curious Case of Benjamin Button, and in Live Music concerts, such as the 2012 Coachella Valley Music Festival, which featured the digital resurrection and holographic performance of late rapper Tupac Shakur and Pulse Entertainment’s digital resurrection and holographic performance of the late pop performer Michael Jackson at the 2014 Billboard Music Awards ceremony in May 2014.

The Business

We plan to leverage the expertise of our management and their relationships to develop, produce and exploit entertainment media in three distinct and complementary marketing groups: Pulse Productions, The Head Shop, and On-Point. Each group discussed below will focus on distinct opportunities that represent entertainment industry market areas that we believe offer the greatest opportunity for growth:

PULSE PRODUCTIONS – IP Investments – will become the investment and services marketing group that focuses on the production of high quality photo-realistic, digital likeness performances. We will seek to represent the world’s Top Tier celebrities and late celebrities in live holographic performances in venues around the world, and then seek to exploit the resulting production in all media and markets worldwide. We expect to derive revenues within this group from two key activities: 1) the production of computer-generated celebrity productions (we refer to this as “CG Celebrity Builds,”) and 2) the presentation of virtual celebrities on the variety of screens and stages such as live concerts, Broadway-style theatrical productions, television commercials, political events and advertising, short-form content and interactive internet and mobile applications (we refer to the expected revenues from this aspect of our business as “Usage Fees and Ticket Sales”). Sources of revenues are expected to be generated by 1) the creative and technical production of digital humans, 2) a share of box office receipts associated with the performances, and 3) royalties and production revenues from the exploitation of digital likeness assets in a broad range of media, including television, internet and mobile entertainment applications. While we intend to fund a portion of our production costs from internal sources, we anticipate that a large portion of these costs will be funded by third parties, including affiliated production companies, associated celebrity estates, corporate sponsors and other entertainment finance vehicles. We do not, however, currently have any such funding or financing arrangements in place.

In a limited number of situations, relating to the most globally recognized and demanded Top Tier celebrities, we will seek to partner with the associated estates, invest in the development of the digital likeness assets and secure either digital asset ownership or long-term revenue sharing agreements.

We have completed our first production in this group with the highly acclaimed digital resurrection and holographic performance of the late pop performer Michael Jackson at the 2014 Billboard Music Awards ceremony in May 2014 and have entered into multi-year agreements with the owner of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computer-generated image of these celebrities. We plan to use the computer-generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials.

THE HEAD SHOP – Computer Graphic (CG) Services – a services-only marketing group that intends to focus on the production of photo-realistic, digital likeness performers, representing high impact celebrities and world figures whose associated celebrity estates can be enhanced by digital likeness appearances. In addition to celebrity performers, we intend to offer to create animated human heads, fictional or otherwise, for use in feature films, commercials, branded entertainment and theme parks that require high visual fidelity and realistic digital head or human animation imagery. Sources of revenue are expected from 1) the technical production of digital humans as requested by prospective client feature film studios, celebrity estates, third-party production companies and advertising agencies, and 2) the occasional participation in box office receipts associated with the performances of digital celebrities who become our clients.

ON-POINT – Branded Entertainment – a marketing group that intends to resell or license virtual performance productions that we acquire the rights to and digital human production capabilities to top corporations and advertising agencies, enabling brands to exploit photo-realistic, digital likeness celebrities. Prospective customers are expected to include major studios and mini-studios, television networks, wireless providers, and media agencies representing national and international brands, high-profile celebrities and the managers of their estates.

Revenue from this group is expected from sponsorship fees, digital likeness usage fees and co-production contributions from corporate clients and advertising agencies that stand to benefit from the use of our prospective digital celebrities in television commercials, live concerts and other forms of entertainment media that would be a part of an advertisers overall branding strategy.

Applications of ‘Virtual Performers’

After the appearance of the virtual Tupac Shakur at the Coachella Valley Music Festival in 2012, our founders saw the opportunities for similar live ‘holographic’ concert performances of recognizable late celebrities that cater to their enduring fan base. The overwhelming audience reception and reviews of this performance lead us to produce the late Michael Jackson performance at the 2014 Billboard Music Awards. Celebrity estates and creative producers who engage us to produce holographic celebrity performances are now able to visualize the opportunity to create a new revenue stream from the digital re-creation of their intellectual property. Furthermore, we are able to digitally re-create all new performances in any entertainment or telecommunications medium. On stage, in film or in digital media, the creative discussion of virtual performance has now expanded to create revenue opportunities across a broad range of applications. In addition to Pulse Entertainment’s continuing relationship with the estate of Michael Jackson, in August 2014 and October 2014, respectively, we entered into partner agreements with ABG EPE IP, LLC (“ABG”) and the Monroe Estate to develop projects to utilize a realistic computer-generated image of Elvis Presley and Marilyn Monroe as discussed below. Also, we are in discussions with leading celebrity estates and interested customers to use computer generated human characters in applications such as live music concerts, Broadway-style theatrical productions, celebrity-focused tourist experiences, mobile device entertainment and commercial advertising.

Michael Jackson Visual Rights Partner Agreement

In late 2013, Pulse Entertainment entered into a multi-year agreement with Optimum Products and the estate of Michael Jackson to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Michael Jackson’ in diverse entertainment and media applications. Under the terms of the partner agreement we entered into with Optimum Products, we agreed to develop for the Michael Jackson Estate entertainment projects to utilize a realistic computer-generated image of Michael Jackson. The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. We have agreed to create and make presentations to third parties regarding the commercial and live use of the virtual Michael Jackson including entering into development agreements for the production and financing of the Michael Jackson entertainment projects.

Elvis Presley Visual Rights Partner Agreement with ABG EPE IP, LLC

Under the terms of the partner agreement (the “Elvis Partner Agreement”) we entered into with ABG effective as of August 1, 2014, we agreed to develop for ABG entertainment projects (the “Elvis Project” or “Elvis Projects”) to utilize a realistic computer-generated image of Elvis Presley (“Virtual Elvis”). The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. ABG holds the likeness, appearance, and publicity rights of Elvis Presley (“Elvis IP Rights”). Under the terms of the Elvis Partner Agreement, ABG has granted us exclusive rights to develop Elvis Projects for a limited period of time. We have agreed to create and make presentations to third parties (the “Target” or “Targets”) regarding the commercial and live use of the Elvis Projects including rights to license the Elvis IP Rights from ABG in connection with such use and enter into development agreements with us for the production and financing of the Elvis Projects.

Under the terms of the Elvis Partner Agreement, ABG has granted us a limited and nonexclusive worldwide license to the Elvis IP Rights, to use, copy, modify, and create the Elvis Projects (the “Company Elvis License Rights”). We will retain ownership over the technology, materials, and media used in the performance of the Elvis Projects, which is separable from the Elvis IP Rights (“Company Elvis Materials”). ABG may use the Company Elvis Materials on a perpetual, irrevocable, assignable, sub-licensable worldwide basis if ABG pays us certain royalties. ABG has the right to approve all elements of the Virtual Elvis Projects we develop including any advertising elements which we are required to submit to them for approval.

We agreed to pay an upfront royalty to ABG and certain minimum annual royalties for each year during the term of the Elvis Partner Agreement based on revenues derived from live and non-live events from Virtual Elvis Projects. We are entitled to an Elvis IP Royalty from ABG based on revenues generated from live and non-live events produced under the agreements with Targets. In addition, we agreed to pay ABG a royalty for any transactions with a Target based on revenues.

The Elvis Partner Agreement will be automatically terminated if we breach the same provision of the Elvis Partner Agreement twice, however, ABG will still be entitled to certain royalties. After the first breach by us, ABG must give us written notice of the breach. Further, ABG has the right to suspend its performance under and/or terminate the Elvis Partner Agreement if we (i) fail to make a required payment to ABG (subject to a 5 business day cure period), (ii) breach the Elvis Partner Agreement (subject to a 15 business day cure period), (iii) commit an act of gross negligence or wanton misconduct (subject to a 10 business day cure period), (iv) file a bankruptcy petition or such petition is filed against us, (v) fail to generate the minimum net revenue in any Contract Year. We have the right to suspend our performance under and/or terminate the Partner Agreement if ABG breaches the Elvis Partner Agreement, subject to a cure period of 30 business days after ABG receives written notice from us.

ABG has the right to exchange certain amounts we paid them for warrants to purchase our common stock exercisable at a fixed price subject to certain anti-dilution rights in the event our total equity is diluted below the warrant exercise price. The Elvis Partner Agreement contains general provisions dealing with confidentiality, insurance, indemnity, quality standards of the Projects, and dispute resolution.

Marilyn Monroe Visual Rights Partner Agreement

Under the terms of the partner agreement (the “Monroe Partner Agreement”) we entered into with the Monroe Estate effective as of October 6, 2014, we agreed to develop for the Monroe Estate entertainment projects (the “Monroe Project” or “Monroe Projects”) to utilize a realistic computer-generated image of Marilyn Monroe (“Virtual Marilyn”). The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe (“Monroe IP Rights”). Under the terms of the Monroe Partner Agreement, the Monroe Estate has granted us exclusive rights to develop Monroe Projects for a limited period of time. We have agreed to create and make presentations to third parties (the “Target” or “Targets”) regarding the commercial and live use of the Monroe Projects including rights to license the Monroe IP Rights from the Monroe Estate in connection with such use and enter into development agreements with us for the production and financing of the Projects.

Under the terms of the Monroe Partner Agreement, the Monroe Estate has granted us a limited and nonexclusive worldwide license to the Monroe IP Rights, to use, copy, modify, and create the Monroe Projects (the “Company Monroe License Rights”). We will retain ownership over the technology, materials, and media used in the performance of the Monroe Projects, which is separable from the Monroe IP Rights (“Company Monroe Materials”). The Monroe Estate may use the Company Monroe Materials on a perpetual, irrevocable, assignable, sub-licensable worldwide basis if the Monroe Estate pays us certain royalties. The Monroe Estate has the right to approve all elements of the Virtual Marilyn Monroe Projects we develop including any advertising elements which we are required to submit to them for approval.

We agreed to pay an upfront launch fee to the Monroe Estate (the “Upfront Launch Fee”) which is subject to certain guarantees and other rights and the Monroe Estate agreed to pay us a portion of revenues derived from Virtual Marilyn Monroe Projects we secure. We also agreed to pay the Monroe Estate a royalty based on certain services we may provide to third parties which utilize the Monroe IP Rights.

The Monroe Partner Agreement will be automatically terminated if we breach the same provision of the Monroe Partner Agreement twice, however, the Monroe Estate will still be entitled to certain royalties. After the first breach by us, the Monroe Estate must give us written notice of the breach. Further, the Monroe Estate has the right to suspend its performance under and/or terminate the Monroe Partner Agreement if we (i) fail to make a required payment to the Monroe Estate (subject to a 5 business day cure period), (ii) breach the Monroe Partner Agreement (subject to a 15 business day cure period), (iii) commit an act of gross negligence or wanton misconduct (subject to a 10 business day cure period), (iv) file a bankruptcy petition or such petition is filed against us, (v) fail to generate the minimum net revenue in any Contract Year. We have the right to suspend our performance under and/or terminate the Monroe Partner Agreement if the Monroe Estate breaches the Monroe Partner Agreement, subject to a cure period of 30 business days after the Monroe Estate receives written notice from us.

The Monroe Partner Agreement contains general provisions dealing with confidentiality, insurance, indemnity, quality standards of the Monroe Projects, and dispute resolution.

Other Prospective Customers

Prospective customers of computer-generated virtual performers span the entirety of the coveted “four-quadrant movie” audience – that is, they are male and female, over and under 25 years of age. While younger audiences are proven early adopters of emerging entertainment and technology, virtual performers also provide opportunities for older audiences to address their pent-up demand for entertainers who are now deceased. For this reason, our initial focus will be to create compelling content for audiences around the globe, regardless of their age or the entertainment medium.

Now, more than ever, the creative producer can use an ever expanding set of technology tools to create entertaining shows and performances that, in a world of digital distribution, has the potential to reach any corner in the world with the push of a button.

Our management team is forming relationships with prospective customers, and will continue to leverage its experience and network in the entertainment industry to build a clientele that includes content companies like Warner Brothers Studio, live performance companies like Caesars Entertainment, talent agencies like the Creative Arts Agency, and media agencies like Media Vest USA.

Financing and Co-Production Arrangements

We expect to undertake the initial stages of the human animation and holographic-like production process ourselves. At some point prior to or during the initial portions of the actual production stage of a digital likeness performance production, we plan to enter into a co-production arrangement with third-party producer partners for the remaining portions of the production, which we expect will provide for shared responsibility for financing of production costs, co-ownership and co-branding of the digital likeness performances produced, and an allocation of the profits of each production and any related merchandise and other ancillary products. Other than our agreement with the estate of Michael Jackson, we have not yet entered into any co-production arrangements with respect to any of our prospective digital likeness performance projects. In addition, we will look to take advantage of opportunities to limit our financial exposure to any individual project by utilizing third party sources of capital to finance a substantial portion of the costs of such productions. Such financing sources may include, among others, motion picture studios, private domestic and foreign capital partners, institutional lenders, production subsidies, incentives and credits and other industry-specific sources of capital.

Work and Accolades of our Team

Our team represents a combination of artists and executives who have come together to form a unique company that specializes in character creation and human animation. Many of our employees have worked, often in leadership roles, with talented artists, at accomplished companies, delivering visually stunning characters and visual effects sequences. Our creative leadership team is anchored by individuals who are recognized within the entertainment industry for their leadership of large-scale feature films and for the development of memorable, award-winning animated characters, resulting in numerous industry awards for creative and technical excellence, including:

●	One Academy Award® nomination for Best Visual Effects in a feature film, The Chronicles of Narnia: The Lion, the Witch and the Wardrobe (2005);

Our Executive Chairman, John Textor, has significant experience in the delivery of high-end visual effects and character animation, having served as both Chairman and Chief Executive Officer of a leading visual effects company which, during his tenure, produced visual effects and character animation for 25 major feature films and numerous creative projects, resulting in the multiple industry awards, recognizing the company and, principally, its artists, including:

●	Academy Award® for Best Visual Effects in a feature film, The Curious Case of Benjamin Button (2009);

●	BAFTA Award (British Academy Awards) for Best Visual Effects in a feature film, The Curious Case of Benjamin Button (2009);

●	Titanium Lion Award from the Cannes Lions International Festival of Creativity for “Virtual 2Pac” (2012), the virtual performance of a virtual Tupac Shakur at the Coachella Valley Music Festival;

●	Two Academy Award® nominations for Best Visual Effects in a feature film, Real Steel (2012) and Transformers: Dark of the Moon (2012)

Collectively, our executives, visual effects supervisors and digital artists have contributed materially to numerous large-scale feature films, including 2012, 47 Ronin, The A-Team, Back to the Future Part II, Batman Forever, Blades of Glory, The Chronicles of Narnia: The Lion, the Witch and the Wardrobe, The Curious Case of Benjamin Button, Ender’s Game, Final Fantasy: The Spirits Within, Flags of Our Fathers, Forrest Gump, G.I. Joe: The Rise of the Cobra, Girl with the Dragon Tattoo, The Golden Compass, Green Lantern, Harry Potter and the Sorcerer’s Stone, The Hitcher, Hulk, I am Legend, I Robot, Jack the Giant Killer, Jurassic Park, Letters from Iwo Jima, The Lord of the Rings: Two Towers, The Matrix Reloaded, Meet the Robinsons, Men in Black II, The Mummy: Tomb of the Dragon, My Super Ex-Girlfriend, The Nativity Story, Pearl Harbor, Percy Jackson & the Olympians: The Lightning Thief, Pirates of the Caribbean: At World’s End, Pirates of the Caribbean: Dean Man’s Chest, The Polar Express, Rango, Real Steel, Rock of Ages, The Seeker: The Dark is Rising, The Smurfs, Speed Racer, Star Trek, Star Wars: Episode III - Revenge of the Sith, Terminator 2: Judgment Day, The Texas Chainsaw Massacre: The Beginning, Thor, Transformers, Transformers: Dark of the Moon, Transformers: Revenge of the Fallen, TRON: Legacy, War of the Worlds, The Watch, We Own the Night, X-Men 2, X-Men: First Class, and Zodiac.

Live Virtual Performances of Animated Human Characters

●	A selection of significant live virtual performances members of our team have taken part in include: Virtual 2Pac - a digital resurrection and holograph-like performance of the late rapper Tupac Shakur in front of a live audience at the Coachella Valley Music Festival in 2012. The event was seen by more than 100 million viewers over YouTube in the weeks to follow, inspiring a dramatic rise in Tupac music downloads, the re-appearance of Tupac in Billboard’s Top Album charts and demand across the worldwide press for the digital return of many other late celebrities;

●	The Michael Jackson Experience at the Billboard Music Awards - a digital resurrection of Michael Jackson, performing a new posthumously released song, ‘Slave to the Rhythm’, along with roughly two dozen virtual projection dancers, live dancers and live band members, in a large-scale holographic-like performance in front of a live audience at the globally broadcast 2014 Billboard Music Awards show. The event was seen by more than 11 million television viewers, 40 million viewers over YouTube and Vevo, resulting in 2,400 news articles and roughly 98 billion internet impressions.

Keys to Success – Pulse Production Segment

We have positioned our company to deliver the most visually stunning, globally recognized human animation and holographic performances in the entertainment industry, in essence, benefitting from the revolution in virtual performance business space that its founders helped start. The following are some of the key reasons:

●	Global Interest in a New Form of Entertainment: Inspired by the ground-breaking performances of photo-realistic digital humans in films, such as Tron: Legacy and The Curious Case of Benjamin Button, and in Live Music concerts, such as the 2012 Coachella Valley Music Festival which featured the return of late rapper Tupac Shakur as a ‘holographic’ performer and the 2014 Billboard Music Awards ceremony which featured the return of the late pop star Michael Jackson, audiences and venue operators (even politicians) around the globe have made clear their interest in the digital resurrection of late celebrities and people of historical significance;

●	Expected Demand is Far in Excess of Industry Capacity: The demand for our human animation and holographic projection platform is expected to be strong in every major country around the world. Managers of celebrity estates have shown interest in reviving properties, boosting licensing fees and developing all-new sources of revenue. The emergence of digital resurrection and photo-realistic human animation are expected to lead to demand within the world of politics, theme parks, professional sports, religion and education. There are only a limited number of people and companies in the world who have a proven ability to produce a photo-realistic, believable digital human. We believe that there is not enough production capability and capacity to meet demand for the foreseeable future;

●	Globally Recognized Leaders and Innovators: Our founders are recognized for their leadership of ground-breaking human animation and holographic performance projects, making Pulse Entertainment a top choice of prospective customers and partners who will want a company whose proven production capabilities in human animation are of the highest quality in the world;

●	Strategic Focus on Rights Acquisition: Our key management’s reputation for leadership in human animation is expected position us to be a solution of choice for the world’s leading celebrity properties in the early stages of this new industry. It will be our focus to leverage our early leadership position effectively to secure long-term partnerships, production joint ventures and ‘digital likeness’ rights with our celebrity property owners as a strategy to establish our company as a long-term leader in the industry as technologies evolve and competition matures.

Keys to Success – Human Animation Group

We believe that we are uniquely qualified to compete successfully in the human animation and head-replacement segment, the large number of opportunities that do not require live ‘holographic’ projection, due to the following reasons:

●	One of a Kind Company: Our principals believe we are the only company in the entertainment visual effects or simulation industries exclusively focused on photo-realistic human animation, and ‘head replacement’, thereby positioning ourselves as an obvious choice for a large market of customers and partners that are accustomed to awarding multi-million dollar contracts for human animation projects. Specialization in this industry is expected to provide early adopter leadership positioning, and with it expected high margins and meaningful research and development benefits, for the foreseeable future;

●	‘New Real Estate’ in the exploitation of likeness rights: While the value of likeness rights is well-established, the concept of ‘digital likeness’ or ‘virtual likeness’ has only recently been discovered by a large market of celebrity properties that can use our innovative methodology to transform those rights for future exploitation. Simply stated, every living celebrity, and every celebrity estate, should be as concerned with their likeness in polygons and computer generated imagery as they are in photographic stills and in film. We intend to develop a business model as the developer and clearinghouse, with royalty participation, for the largest possible inventory of celebrity digital likeness assets;

●	Opportunity for Multiple Streams of Revenue as re-usable digital humans can be licensed to applications in concerts, theatre, film and television, advertising, video games, education and simulation (military and surgical).

Producer Participation and Residuals

Through the Pulse Productions group, we are actively engaged in discussions with venue operators, concert promoters, Broadway theatrical producers, celebrity performers and celebrity estates. In addition, we are in the early stages of show development, to establish our company as a producer and owner of diverse entertainment properties. While this has long been a difficult challenge for pure services companies in the visual effects arena, we will seek to leverage important core competencies to achieve producer or ownership participation.

Roles have been Reversed: Producers in the matured film industry have a clear idea of what they want and they often look to visual effects companies for little more than a straightforward execution of their producer/director vision. In the emerging world of virtual performances, producers are just learning what is possible and they are looking to us, not just for execution, but for creative vision. There is always a moment when a ‘show is born’ and, historically, this did not happen in the offices of the post-production vendors. Now, because this emerging landscape of virtual performances has been conceived, developed and implemented first within the visual effects environment (under the leadership of our principals), the visual effects ‘vendor’ has now become the ‘producer’.

Technology drives the Performance: The ‘producer’ role of our company is expected to become even more established as a production moves from creative development to execution, principally because what once was a human acting performance, directed by a filmmaker or theatrical director, has now become human animation that is the product of a proprietary technology pipeline, visual effects supervision and a team of digital artists.

‘What they Don’t Know’ – Realistic human animation is truly among the most difficult technical challenges in all of entertainment. While filmmakers and theatrical producers may have developed an understanding of visual effects for feature films, only a limited number of people who possess the necessary skills to execute this kind of work and, importantly, there are even fewer that understand the processes and the costs involved. Quite a departure from the overall visual effects industry, this gives us the opportunity to establish pricing and structure in a vacuum, while demand far exceeds industry capacity. Ownership and producer participation are, therefore, achievable even in connection with the most high-profile celebrity properties.

Based on these factors, we believe we are better positioned to become a producer and retain an ownership participation interest in the virtual performance productions we create for our clients.

Intellectual Property

We also rely on a combination of copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our trade secrets, proprietary methodologies and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our work and methods.

Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States.

Marketing Strategy to Secure Revenues and Co-Productions

We intend to achieve sales growth with lower marketing expense by way of two distinct advantages, the uniqueness of our offerings as pioneers of a significant emerging industry and the close relationships, forged over many years, with the small number of large studios, important venues and globally recognized late celebrities that have dominated the entertainment industry.

Services. Marketing for our services will include:

●	Direct telephone outreach to a targeted group of large studios that have a high level of comfort with our principals; and

●	Direct telephone outreach to a targeted group of leading producers and directors that have a high level of comfort with our principals.

Productions. Marketing for our production will include:

●	Align with the most important venue owners and operators in the leading performance markets around the globe, to assure potential production partners and celebrities that we offer unmatched access to the largest audiences

●	Actively promote Pulse Entertainment’s ability to attract the leading talent in facial animation, head replacement and overall human effects, as necessary to convince celebrities and celebrity estates of superior quality in digital likeness

●	Communicate all of the above through consistent, high-volume public relations efforts to fully establish and maintain Pulse Entertainment’s reputation as pioneer and market leader in the global press

●	Immediate, and on-going, outreach to the agents and managers of leading celebrity estates, asserting the above, to assert that the company is the obvious (if not the only) choice as a partner in the exploitation of the new industry of virtual performance and digital resurrection

●	Leverage the success from early celebrity appearances to catalyze tremendous demand from venues seeking this new form of entertainment.

Intellectual Property

We also plan to promote our company as the ideal partner for celebrity estates and owners of likeness rights by focusing on the following strategies to achieve ownership of intellectual property or long-term license rights related to music and digital likeness:

●	Advancement of Legal Standards: We plan to continue working with entertainment counsel to establish the standards, legal definitions and preferred language relating to ‘Digital Likeness Rights’, a concept that our principals have introduced into an industry wide discussion as a result of their pioneering leadership in virtual performances. The advancement of this topic not only positions the company as a market leader in a new form of entertainment, but the creation of new ‘rights real estate’ which we believe will enable the company to secure multiple long-term digital likeness licenses (with leading celebrity estates) well before future competitors have even focused on the existence of such rights.

●	Actionable Production Proposals: Communication with managers and agents regarding specific virtual performance ideas (concerts, shows, etc.) as a way to accelerate the discussion of rights and the successful licensing of such rights to the company. In short, celebrity estates want royalty revenues from these break-through new performances and the company is one of the only options they have to move forward. We believe that this position can be leveraged to secure long-term digital likeness rights of the major celebrity properties before competitors enter the field.

●	Offer to Invest: As it is clear that most celebrity estates are interested in royalty inflows, we will offer to invest in the construction of 3D models and the assets supportive of digital likeness as a means to achieve long-term license rights. We believe there are multiple sources of capital, possibly a company affiliated side fund that will help to develop these assets.

Our intellectual property strategies will be to obtain digital likeness rights for the leading celebrity estates prior to its competitors who are not prepared to enter the market. Most managers, agents and attorneys for celebrity estates have not thought deeply and specifically about this new category of rights exploitation. We are generating the interest celebrity managers, agents and attorneys who are not aware of this new category of rights exploitation that have the potential for new revenue streams. We believe that securing these intellectual property rights early on will give it a competitive advantage in the market.

Competition

We have positioned ourselves as a producer of high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication. Our competition in the general visual effects services market includes Industrial Light and Magic (purchased by Disney), Sony Pictures Imageworks Inc., Weta Digital Ltd., Rhythm & Hues Inc. and Framestore CFC, as well as many smaller firms that specialize in visual effects. Many of these producers are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors focusing on highly specialized and complex human animation that continues to be performed by only a few competitors and is rewarded by healthy profit margins. There is no assurance, however, that our ability to market our productions and services successfully will not be impacted by competition that now exists or may later develop.

Employees

As of October 7, 2014, we employed 40 full and part-time employees. We believe that our employee and labor relations are good. We are currently not a party to any collective bargaining agreement.

Government Regulation

We are not currently subject to direct federal, state or local regulations, other than regulations applicable to businesses generally.

Our Corporate History

Pulse Evolution Corporation was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. We changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication.

On May 31, 2013 (inception) the Company issued 6,000,000 shares of common stock to Alon Nigri our former Chief Executive Officer and former sole director for cash of $18,000.

During the month of February 2014, we sold 1,380,004 shares of our common stock at $0.03 per share to various investors for cash of $42,600 pursuant to our Registration Statement on Form S-1 declared effective by the SEC on October 7, 2013.

On May 15, 2014, Alon Nigri, our controlling stockholder at the time, former Chief Executive Officer and former sole director (the “Seller”), entered into and closed on a Share Purchase Agreement (the “Agreement”) with, Tradition Studios IP Acquisition LLC, (Alternative)2 Holding AG, and Scenic Loop Holding, LLC (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased from the Seller a total of 53,612,600 shares of our common stock for an aggregate of $107,225, representing approximately 80.68% of our issued and outstanding shares of common stock. The Purchasers own or control as a group, Pulse Entertainment.

On May 16, 2014, we signed a letter of intent to exchange at least a majority of our unissued shares of common stock for 100% of the outstanding common stock of Pulse Entertainment, a related party.

Effective on June 23, 2014, the Company amended and restated its articles of incorporation filed with the Secretary of State of the State of Nevada in order to effectuate an increase in the number of authorized shares of common stock, par value $0.001 per share, from 75,000,000 to 300,000,000, increase the authorized blank check preferred stock to 100,000,000 shares and effectuate a 1 for 10 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). As a result of the Forward Stock Split, every 1 share of our pre-Forward Split common stock was increased and reclassified into 10 shares of our common stock. All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Beginning on July 15, 2014, and continuing through September 23, 2014, we entered into a securities purchase agreements (the “Securities Purchase Agreements”) with six investors who are unrelated parties to us whereby they agreed to purchase an aggregate of 4,855,000 shares of our Common Stock at prices ranging from $0.40 per share to $1.00 per share, for a total purchase price of $2,225,000. The Securities Purchase Agreements provide piggyback registration rights for the Common Stock acquired by the investors in the event that we register any of our Common Stock under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public for cash in an underwritten offering, if the applicable registration form being used by us will permit such registration. We are not required to register the Common Stock if registration is effected by us on behalf of another shareholder that is exercising registration rights that prohibit registration of other securities or the Common Stock has already been registered.

On September 26, 2014, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Pulse Entertainment shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue up to 58,362,708 shares of our unregistered common stock, net of certain share cancellations, to the shareholders of Pulse Entertainment holding 21,535,252 shares of its issued and outstanding common stock, such shares representing 100% of the issued and outstanding common stock of Pulse Entertainment. The closing date must occur on or before October 31, 2014 and is conditioned upon certain, limited customary representations and warranties, the approval of the holders of not less than 51% of the Pulse Entertainment common stock and Pulse Entertainment’s completion of an audit of its June 30, 2014 financial statements.

On September 30, 2014, we completed the initial closing under the Share Exchange Agreement pursuant to which we agreed to issue 35,827,309 shares of our unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of our shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of our common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of our company in which we own an 81.11% interest. We plan to complete the acquisition of an additional 4,068,869 shares of Pulse Entertainment common stock pursuant to the Share Exchange Agreement by issuing 22,535,399 shares of our common stock no later than October 31, 2014. Upon completion of this part of the acquisition, Pulse Entertainment will become our wholly owned subsidiary.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have completed only one production featuring a digital version of Michael Jackson in May 2014 and as a result have limited operating history upon which a potential investor can evaluate our prospects and the potential value of our common stock. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a new business and the competitive environment in which we will operate. As of June 30, 2014, we have incurred operating losses. No additional relevant operating history exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive human animation industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The human animation industry is highly competitive and if we are unable to compete successfully, our business will be harmed.

The human animation industry, although in its infancy, is expected to be an intensely competitive sector of the entertainment industry. Multiple entities, including human animation companies, digital content production companies and animation studios are expected to enter this segment of the entertainment industry to provide human animation services for the same clients or cross platform advertising projects, and certain of these entities have greater financial, creative and managerial resources than we do. In addition, large major digital likeness performance studios may develop or acquire the capability to provide such services in house. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea, China and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor. If we are unable to compete successfully against current or future competitors in the human animation industry, our expected revenues, margins and market share could be adversely affected, any of which could significantly harm our business.

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, particularly John C. Textor and Frank Patterson, who generally have significant experience with our company and substantial relationships and reputations within the entertainment industry. Certain of our executive officers and top production executives will enter into employment and noncompetition agreements. However, while it is customary in the entertainment industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. In addition, we do not currently have an employment agreement with Messrs. Textor or Patterson, or with most of our key creative, technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on projects and could have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our businesses.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. We expect competition for personnel with the specialized creative and technical skills needed to create our products and provide our services will continue to intensify as our competitors build or expand in-house digital likeness and animation capabilities. We plan to hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

We intend to co-produce or invest in digital likeness performances, which involve substantial financial risk.

As part of our growth strategy, we may co-produce or invest in digital likeness performances that require a substantial capital investment. We cannot predict the financial success of any such performance because the revenue derived from a performance depends primarily upon its acceptance by the public, which cannot be accurately predicted. The financial success of a digital likeness performance also depends upon the public’s acceptance of competing live performances, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized copying and distribution of celebrities featured in our performances, general economic conditions, and other tangible and intangible factors, none of which can be predicted with certainty.

We expect to co-produce or invest in a limited number of such performances per year as part of our growth strategy. However, we have only produced the Michael Jackson performance and do not have any agreements to produce others except for the agreement we have entered into with ABG EPE IP, LLC (“ABG”) to develop entertainment projects utilizing computer-generated images of Elvis Presley. In addition, the commercial failure of just one performance could have a material adverse effect on our results of operations.

We may not be able to implement our strategies of entering into the digital likeness performance production business effectively or at all.

A key feature of our growth strategy is to establish our company as a creator, producer and marketer of live concerts, Broadway-style theatrical productions, television commercials, political events and advertising, short-form content and interactive internet and mobile applications digital likeness performances and advertising. This strategy requires us to leverage the talents of our key artistic personnel, their experience with digital likeness and animation production and our proprietary rights. As a company, however, we have only completed one digital likeness performance. Entry into the digital likeness performance business presents significant challenges and subjects our business to significant risks, including those risks set forth below. The inability to successfully manage these challenges could adversely affect our potential success in the digital likeness production business. Such failure would significantly limit our ability to grow our business and could deplete our working capital and limit our ability to pursue our other planned businesses.

Our successful entry into the digital likeness performance business faces various risks and challenges, including:

●	the success of our digital likeness performance business will be primarily dependent on audience acceptance of our performances, which is extremely difficult to predict;

●	only a relatively few “hit” performances are expected to account for a significant portion of total revenue and any failure by us to produce “hit” digital performances could cause revenue generated from our proposed digital likeness production business to fall below expectations;

●	the production and marketing of digital likeness performance is capital-intensive and our capacity to generate cash from our performances may be insufficient to meet our anticipated capital requirements;

●	delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond the control of the production companies;

●	the entrance of additional digital likeness producers, which may result in increased competition for digital likeness audiences and for talented computer graphics animators and technical staff;

●	the costs of producing and marketing digital likeness performances may increase in the future, which may make it more difficult for a performance to generate a profit or compete against live performances;

●	a strike by one or more of the labor unions or similar groups that provide personnel essential to the production of digital likeness performances could delay or halt our proposed digital likeness performance production activities;

●	we have limited experience producing digital likeness performances and the strain on our personnel from the effort required to produce such digital likeness performances and the time required for creative development of future digital likeness performances may hinder our ability to consistently release digital likeness performances; and

●	the profitability of a digital likeness performance depends in large part on the availability of one or more capable producers who are able to arrange for appropriate advertising and promotion, proper performance dates and bookings in venues and any decision by those producers not to show or promote one of the digital likeness performances which we may produce or to promote competitors’ digital likeness performances to a greater extent than they promote ours, or our inability to enter into profitable distribution arrangements with such producers, could have an adverse effect on our proposed digital likeness production business.

A substantial part of our business relies upon the success and popularity of digital likeness performances. If other forms of entertainment prove to be more attractive to consumers than digital likeness performances, our growth and operating results could be harmed.

A substantial part of our business will rely on the popularity of digital likeness performances of top tier and late celebrities. If other forms of digital likeness performances, or other entertainment with which digital likeness performances compete for consumers’ leisure time and disposable income, such as live performances, television, concerts, amusement parks and sporting events, become more popular than digital likeness performances, our business and operating results could be harmed.

Acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business.

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;

●	potential liabilities of the acquired businesses;

●	potential adverse tax and accounting effects of the acquisitions;

●	diversion of capital and other resources from our existing businesses;

●	diversion of our management’s attention during the acquisition process and any transition periods;

●	loss of key employees of the acquired businesses following the acquisition; and

●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Our evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Interruption or failure of our information technology systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our future success is significantly dependent on our ability to provide digital likeness production services that consistently meet our client’s product development schedules. We rely on our contractors and their software applications, hardware and other information technology and communications systems for the development and provision of our digital likeness services and will depend on such technologies for production of our prospective digital likeness performances. Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of hurricanes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our Port St. Lucie, Florida facilities could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, and a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable. Given our reliance on our industry relationships, it could also result in a decrease in our prospective revenues and otherwise adversely affect our business and operating results.

We cannot predict the effect that rapid technological change may have on our business or industry.

The entertainment industry in general and the digital likeness segments thereof in particular, are rapidly evolving, primarily due to technological developments. The rapid growth of technology and shifting consumer tastes prevent us from being able to accurately predict the overall effect that technological growth may have on our potential revenue and profitability. Furthermore, because we are required to provide advanced digital imagery products to continue to win business we must ensure that our production environment integrates the latest tools and techniques developed in the industry. This requires us to either develop these capabilities by acquiring or developing our own proprietary software and other intellectual property rights, which can result in substantial research and development costs and substantial capital expenditures for new equipment, or to purchase third-party licenses, which can result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all. If we are unable to develop and effectively market new technologies that adequately or competitively address the needs of changes in our industry, it could have an adverse effect on our business and growth prospects.

Our revenue may be adversely affected if we fail to protect our proprietary rights or fail to enhance or develop new technology.

We depend on our proprietary rights to develop and produce certain of our products and provide certain of our services. We rely on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We generally enter into non-disclosure or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, without authorization, or to develop similar or superior proprietary rights independently. The steps we take may not prevent misappropriation of our proprietary rights, and our non-disclosure and license agreements may not be enforceable.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have an adverse effect on our business and/or our operating results.

Third-party technology licenses may not continue to be available to us in the future.

We also rely on certain technology that we license from third parties, including software. These third-party technology licenses may not in the future be available to us on commercially reasonable terms, or at all. The loss of any of these technology licenses could result in delays in performance of work until we identify, license and integrate equivalent technology, and we may not be able to identify, or license any such equivalent technology in a timely manner or at all. Any resulting delays in a performance could damage our reputation and result in a decrease in our revenues during the period of delay, either of which could materially adversely affect our business, operating results and/or financial condition.

Others may assert intellectual property infringement claims against us.

Companies in the digital likeness segment of the entertainment industry are subject to the possibility of claims that their products, services or techniques misappropriate or infringe the intellectual property rights of third parties. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results. We are currently a defendant in a lawsuit claiming that we misappropriated the Musion Eyeliner technology and related patents licensed by Hologram USA, Inc. by using their projection illusion system to project our creation of a digital likeness of Michael Jackson that was performed at the Billboard Music Awards on May 18, 2014. See “Legal Proceedings” included in this report. While this lawsuit does not allege that the creation and production of visual effects or human animation imagery infringed on the plaintiffs’ proprietary rights and irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources relating to the defense of such claims, which could have an adverse effect on our business and/or our operating results. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights; however, under such circumstances such a license may not be available on reasonable terms or at all.

We could be adversely affected by strikes or other union job actions.

Our digital likeness projects generally utilize performers, directors, and choreographers who are members of the Screen Actors Guild-American Federation of Television and Radio Artists, Directors Guild of America, and Stage Directors and Choreographers Society, respectively, pursuant to industry-wide collective bargaining agreements. Many projects also employ members of a number of other unions, including, among others, the International Alliance of Theatrical and Stage Employees. A strike by one or more of the unions or guilds that provide personnel essential to the production of our projects could delay or halt our prospective production activities, which could materially adversely affect our business, operating results and/or financial condition.

Our agreement to manage the creation of a digital likeness of Michael Jackson and participate in certain future revenues allows the counter party discretion in approving future uses of the work we created.

We are a party to an agreement with Optimum Productions, an entity owned by the estate of Michael Jackson, which gives us the right to manage the creation of a digital likeness of Michael Jackson and participate in certain future revenues for a period of five years. While this agreement contains an agreement that defines the parties rights to participate in future revenues derived from the digital likenesses of Michael Jackson we created, Optimum Productions retains the right to approve all future uses of the Michael Jackson likeness. The failure of Optimum Productions to allow us the right to use these intellectual property rights in the future could have a material adverse effect on our business, financial condition and results of operations.

We need additional financing to fund acquisitions and our operations which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We will need to raise additional working capital to fund our plans to invest in development and acquisition of the digital likeness assets. Our future capital requirements depend on a number of factors, including the number of performances we undertake and our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of, stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise capital as needed, we will be unable to operate our business or fully implement our digital likeness development and acquisition expansion strategy.

The inability to successfully manage the growth of our business may have an adverse effect on our operating results.

We expect to experience growth in the number of employees and the scope of our operations. Such growth will result in increased responsibilities for our management. If our management is unable to successfully manage expenses in a manner that allows us to both improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition. In addition, we believe that a critical contributor to our success has been our creative culture. As we attempt to grow and alter our business to focus increasingly on the creation, production and marketing of visual imagery, and as we experience change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success.

Changes in U.S., regional or global economic conditions could adversely affect our profitability.

A decline in economic conditions in the United States or in other regions of the world could lead to a decrease in discretionary consumer spending, which in turn could adversely affect demand for digital likeness performances and box office revenue. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from entertainment products such as digital likeness performances. Such events could cause a decrease in the demand for the digital likeness services we offer as well as for the digital likeness performances we propose to produce, either of which would have an adverse effect on our profitability and operating results.

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink tier operated by the OTC Market’s Group, Inc. under the symbol “PLFX”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (80,306 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

A limited number of our shareholders own a large percentage of our stock, which will allow them to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 55.8% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 10521 SW Village Center Drive, Suite 201, Port St. Lucie, Florida where we occupy approximately 7,200 square feet pursuant to a lease that expires in February 2015. We have an option to extend this lease for a one year period.

ITEM 3. LEGAL PROCEEDINGS

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14-cv-00772-GMN-NJK). The complaint alleges that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further allege that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael J. Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs have not alleged that our core business, the production of visual effects or human animation imagery infringes their intellectual property rights. The complaint sought an order of the Court temporarily and permanently enjoining the Defendants from carrying out the Michael Jackson performance, a judgment for infringement, damages, attorneys’ fees and costs. The Plaintiffs’ Emergency Motion for Temporary Restraining Order filed in connection with its May 15, 2014 complaint was denied on May 16, 2014 as the Court found that the Plaintiffs’ failed to establish that they are likely to succeed on the merits of their patent infringement claims and that they are likely to suffer irreparable harm.

We believe that our claims and defenses in this case are substantial because the visual imagery we develop and conceive is distinct from the Plaintiffs’ projection system allowing us to use a variety of projection systems in our productions. Litigation is, however, inherently unpredictable. The outcome of this lawsuit is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

We are involved from time to time in routine litigation arising in the ordinary course of conducting our business. In the opinion of management, no pending routine litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink Tier of the OTC Markets Group and has been thinly traded under the symbol “PLFX”. On October 7, 2014, the closing sale price for our common stock was $2.00 on the OTC Pink. Our stock has been thinly traded since approval of our quotation on the OTC Markets Group by the Financial Industry Regulatory Authority (“FINRA”). There can be no assurance that a liquid market for our common stock will ever develop.

As of October 7, 2014, there were approximately 58 record holders, an unknown number of additional holders whose stock is held in “street name” and 120,458,716 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Pulse Evolution Corporation (“we”, “us”, “our”, the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. During fiscal 2014 we were planning on developing a mobile software food recipe app until our controlling shareholder sold his interest in our Company on May 15, 2014. In anticipation of this change of control, we changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication.

On September 30, 2014, we completed the initial closing under the Share Exchange Agreement we entered into with Pulse Entertainment and certain of its shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue 35,827,309 shares of our unregistered common stock, net of cancellations, to certain shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock (the “Share Exchange”). See “Item 1 Business – Our Corporate History”. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of our company in which we own an 81.11% interest. We plan to complete the acquisition of an additional 4,068,869 shares of Pulse Entertainment common stock pursuant to the Share Exchange Agreement by issuing 22,535,399 shares of our common stock no later than October 31, 2014. Upon completion of this part of the acquisition, Pulse Entertainment will become our wholly owned subsidiary.

Pulse Entertainment produced a computer-generated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael contributed to the award show’s highest television viewership in 13 years and an 11-year high in advertising in the demographic of viewers age 18 to 49. This production reached approximately 11 million television viewers during the initial ABC network broadcast, followed by more than 51 million online views through YouTube and Vevo and generated more than 2,400 news articles and an estimated 98 billion internet impressions for the Michael Jackson hologram and more than 300 million internet impressions estimated for Pulse Entertainment and members of its management. In addition, August and October, 2014 respectively, we entered into multi-year agreements with the owner of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computer-generated image of these celebrities. These celebrities are among the world’s most famous talent. We plan to use the computer-generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials which we believe will provide us with a foundation for significant future growth in our core business.

During the past 12 months, we have entered into unique digital likeness rights agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. Revenues from the estates of these late celebrities rank them among the top earning celebrity estates in the world, with estimated aggregate earnings in 2013 in excess of $200,000,000 as stated by Forbes.com in an October 23, 2014 web article. The revenues of these estates have been derived primarily from licensing the still and motion picture images and recordings captured when the respective celebrities were alive. Further, they are based on clippings, outtakes and performances from the lives and careers of the historical celebrities. We believe that our first live presentation of the Virtual Michael Jackson performance demonstrated that we are able to re-launch the careers of deceased celebrities. More than staging an encore to their historical careers of Michael Jackson, Elvis Presley and Marilyn Monroe, the virtual performances will be judiciously and compellingly contemporized and made relevant to whole new audiences through new performance forms and media. We are poised to create virtual celebrities that can do things and go places their historical originals never could, while remaining true to their original values, identities, personalities and preferences.

We believe that our plans for virtual performances of Michael Jackson, Elvis Presley and Marilyn Monroe provide us with the foundation for significant growth in our core business.

Plan of Operations and Liquidity

As of the date of this report, we have raised approximately $9.9 million since our inception and are highly dependent on raising capital to fund our start-up and growth strategies. Our core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of live-virtual and commercial formats. In execution of its business plan, we have chosen to pursue a model whereby we provide virtual performers for appearances and collect royalties when we have an ownership interest in the intellectual property rights for the virtual performer (the “Talent Model”). Under the Talent Model, we may permit other producers to create performances that make use of virtual performers created by Pulse Entertainment.

As of the date of this report, we have raised approximately $9.9 million since our inception. We believe that our current capital resources are adequate for pursuing our core business in the coming year. However, to the extent that full development of the Company’s growth opportunities requires forming strategic alliances, raising additional equity capital or raising production capital in the form of equity or non-recourse debt, or other forms of financing, we are prepared to do so.

We are also exploring and developing opportunities to act as a producer of events (the “Producer Model”), thereby enabling us to exert significant creative and technological control over the performance productions, and to capture significantly greater portions of the realizable economic value created by the virtual performance.

We may in the future execute our business plan using a blend of the Talent and Producer Models. Under both models, we expect to earn services revenues on all digital construction, animation, and production services that we provide, plus royalties when the work involves intellectual property rights we hold. Under both models, we have significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an as-needed basis for each project or production (“Contract Talent”), and to what extent we carry a concentration of creative and production resources in-house (“In-House Talent”).

While execution of the Producer Model enables us to capture more of the value created by the virtual performers, it also requires us to raise significant amounts of production capital, which is similar to project financed equity or non-recourse debt into production subsidiaries. Executing this model with In-house Talent gives us certain strategic advantages and flexibility in the development of new concepts and application of new technologies, yet it also requires a higher employee headcount and the related operating overhead.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and Pulse Entertainment is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization effective as of September 30, 2014. Pulse Entertainment is the acquirer for financial reporting purposes and Pulse Evolution Corporation is the acquired company. Consequently, in reports we file with the SEC covering accounting periods after September 30, 2014, the assets and liabilities and the operations will reflect the historical financial statements prior to the Share Exchange will be those of Pulse Entertainment and will be recorded at the historical cost basis of Pulse Entertainment, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of our company and Pulse Entertainment, and the historical operations of Pulse Entertainment and the combined operations with our company from the initial closing date under the Share Exchange Agreement. Furthermore, since the Share Exchange occurred after our June 30, 2014 fiscal year end, the following discussion and analysis does not include the financial results or operations of Pulse Entertainment. The unaudited pro forma balance sheet as of June 30, 2014 and unaudited pro forma statements of operations for the period October 10, 2013 (inception) to June 30, 2014 of Pulse Entertainment and our company are included in “— Results of Operations” presented below and in our Form 8-K filed with the SEC on October 7, 2014.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the year ended June 30, 2014 and the period from May 31, 2013 (inception) through June 30, 2013. For comparative purposes, we are comparing the year ended June 30, 2014 to the period from May 31, 2013 (inception) through June 30, 2013.

Pulse Evolution had no operating revenues since inception on May 31, 2013, through June 30, 2014. The activities have been financed from the sales of common stock for aggregate proceeds of $60,600.

For the years ended June 30, 2014 and 2013, we incurred operating expenses of $61,981 and $7,930, respectively. For the year ended June 30, 2014, expenses consist of $20,800 of research and development costs, $8,435 of general administrative expenses and $32,746 of professional fees. Our May 31, 2013 (inception) through June 30, 2013 expenses consist of $7,930 of professional fees.

For the years ended June 30, 2014 and May 31, 2013 (inception) through June 30, 2013, we incurred net losses of $61,981 and $7,930, respectively.

General and administrative expenses consist primarily of professional fees. General and administrative expenses were $41,181 for the year ended June 30, 2014 compared to $7,930 for the period from inception on May 31, 2013 through June 30, 2013. The increase was due to increased professional fees which consisted of legal and accounting fees, and transfer agent fees. Professional fees were $32,746 for the year ended June 30, 2014 compared to $7,930 for the period from inception on May 31, 2013 through June 30, 2013, an increase of $24,816, or 413%. Transfer agent fees were $5,000 for the year ended June 30, 2014 compared to $0 for the period from inception on May 31, 2013 through June 30, 2013, an increase of $5,000, or 100%. The increase results from our transition to using a transfer agent.

Research and development expenses consist of software development charges. These charges were $20,800 for the year ended June 30, 2014 compared to $0 for the period from inception on May 31, 2013 through June 30, 2013. The increase was due to software beginning the development phase.

Pro forma financial data

We believe that the following unaudited pro forma balance sheet as of June 30, 2014 and unaudited pro forma statements of operations for the period October 10, 2013 (inception) to June 30, 2014 for our company and Pulse Entertainment are meaningful to investors. They are based on, and should be read in conjunction with:

●	Pulse Entertainment Corporation’s (“Pulse Entertainment”) audited financial statements for the fiscal year ended June 30, 2014;

●	Pulse Evolution Corporation’s (“Pulse Evolution”) audited financial statements for the fiscal year ended June 30, 2014 which appear elsewhere in this report.

The pro forma financial statements give effect to the share exchange pursuant to the September 26, 2014 Share Exchange Agreement entered into among Pulse Entertainment, its shareholders and Pulse Evolution as if the transaction had taken place on the date or at the beginning of the period presented. Under the terms of the Share Exchange Agreement, Pulse Evolution exchanged 35,827,309 shares of its common stock for 17,466,383 shares of Pulse Entertainment common stock representing 81.11% of the issued and outstanding common stock of Pulse Entertainment.

The unaudited pro forma financial statements are for informational purposes only, are not indications of future performance, and should not be considered indicative of actual results that would have been achieved had the recapitalization transactions actually been consummated on the dates or at the beginning of the periods presented.

	Pulse Evolution Corporation	Pulse Entertainment Corporation			Pro Forma
Pro Forma Balance Sheet Data:	June 30, 2014	June 30, 2014	Adjustments		June 30, 2014
Current assets:
Cash and cash equivalents	$-	$1,539,719	$-		$1,539,719
Prepaid legal fees	-	134,675	-		134,675
Other prepaid expenses, other current assets and fixed assets	-	92,909	-		92,909
Investment in Pulse Entertainment Corporation	-	-	-		-
Total assets	-	$1,767,303	$-		$1,767,303

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	9,311	$1,017,575	$-		$1,026,886
Shareholders’ equity (deficit):
Common stock	73,800	2,153	(64,990	)(1)	10,963
Additional paid in capital	(13,200)	9,224,263	64,990	(1)	9,247,253
			(28,800	)(1)
Subscription receivable	-	(153,276)	-		(153,276)
Accumulated deficit	(69,911)	(8,323,412)	69,911	(1)	(6,750,287)
			1,573,125	(1)
Total shareholders’ equity (deficit) before non-controlling interest	(9,311)	749,728	1,614,236		2,354,653
Non-controlling interest	-	-	(1,614,236	(1)	(1,614,236)
Total shareholders’ equity (deficit)	(9,311)	749,728	-		740,417
Total liabilities and shareholders’ equity (deficit)	$-	$1,767,303	$-		$1,767,303

(1) To record equity transactions as if the acquisition of Pulse Entertainment Corporation had occurred on June 30, 2014.

The table below sets forth the results of operations for the period ending June 30, 2014 as if Pulse Evolution Corporation had acquired its majority ownership stake in Pulse Entertainment Corporation as of the beginning of the fiscal year:

					Pro Forma
Pro Forma Statement of Operations Data:	Pulse Evolution Corporation	Pulse Entertainment Corporation	Adjustments		For the Year Ended June 30, 2014

Revenues	$-	$1,451,534	$-		$1,451,534
Operating costs and expenses:
Digital build, animation and production services	-	5,591,110	-		5,591,110
Selling, general and administrative	41,181	4,183,836	-		4,225,017
Research and development	20,800	-	-		20,800
Total operating expenses	61,981	9,774,946	-		9,836,927
Loss from operations	(61,981)	(8,323,412)	-		(8,385,393)
Loss before income taxes	(61,981)	(8,323,412)	-		(8,385,393)
Provision for income taxes	-	-	-		-
Net loss before non-controlling interest	(61,981)	(8,323,412)	-		(8,385,393)
Net loss attributable to non-controlling interests	-	-	1,573,125	(2)	1,573,125
Net loss attributable to Pulse Evolution Corporation shareholders	$(61,981)	$(8,323,412)	$1,573,125		$(6,812,268)

Weighted average number of shares outstanding:
Basic and fully diluted	105,428,307 (1)				105,428,307 (1)

Net income per share attributable to Pulse Evolution Corporation shareholders:
Basic and diluted loss per share	$(0.0006)				$(0.0646)

(1) Basic and fully diluted weighted average number of shares has been adjusted to reflect the shares outstanding as if the share exchange had been effectuated at the beginning of year.

(2) Amounts charged to non-controlling interest for Pulse Entertainment Corporation pro forma results of operations prior to the acquisition date as if the acquisition of Pulse Entertainment Corporation had occurred on June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2014 and 2013, we had a cash balance of $0 and $15,070, respectively. At June 30, 2014 and 2013, we had working capital of $(9,311) and $10,070, respectively.

Net cash used in operating activities was $57,670 for the year ended June 30, 2014, compared to $2,930 for the period from inception (May 31, 2013) to June 30, 2013. The increase in cash used in operating activities of $54,740 was primarily a result of increases in research and development fees of approximately $21,000 incurred in the development of the prior business and increases in professional fees of approximately $33,000.

Net cash used in investing activities was $0 for the year ended June 30, 2014 and for the period from May 31, 2013 (inception) to June 30, 2013.

Net cash provided by financing activities during the year ended June 30, 2014, was $42,600 compared to $18,000 for the period from May 31, 2013 (inception) to June 30, 2013. Cash provided by financing activities was a result of additional sales of our common stock.

Beginning on July 15, 2014, and continuing through the date hereof, we have sold an aggregate of 4,855,000 shares of our common stock for a total sales price of $2,225,000. We intend to use the proceeds for working capital purposes. On a consolidated basis, our Company and Pulse Entertainment have raised approximately $9.935 million since their inceptions.

Cash Requirements

Our ability to fund our operations and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our operating model (Talent vs. Producer) and our execution strategy (Contract Talent vs. In-House Talent). The decisions we make with regard to operating model and execution strategy drive the level of capital required and the level of its financial obligations.

If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce our dependence on In-House Talent and limit many, if not all, of our activities as a producer. We have analyzed its liquidity requirements and have determined that we have sufficient liquidity to execute our business plan under the Talent Model for the next 12 months.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

Revenue Recognition

We have entered into production services agreements with the estates of deceased celebrities that provide revenues based on certain production services. Revenue is recognized on a straight-line basis over each contract period, as defined in each agreement. As the production services are rendered, revenue is recognized.

Production Costs

Production costs consist primarily of amounts due to third-party providers that the Company uses to help create and deliver the Company’s digital and live performance productions. Under the percentage-of-completion contract accounting method, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-35, when the current estimates using the percentage of completion method for determining total contract revenues costs indicate a loss, a provision for the entire loss on the contract should be recognized.

Cash

Our cash consists of funds deposited in bank accounts.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing our net income available to common stockholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options or warrants or similar securities since inception.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2014. We have identified the following material weaknesses as of June 30, 2014:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial and disclosure reporting requirements.

●	The Company did not timely file all required reports on Form 8-K.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken since June 30, 2014 and are taking will be sufficient to remediate the material weaknesses described above:

●	We hired a Chief Financial Officer, a controller and an accounting manager with the requisite expertise in U.S. generally accepted accounting principles and public company reporting, and

●	Management has begun the implementation of policies and procedures that will be monitored and reviewed on a periodic basis to identify and record transactions on a timely basis as they occur to make sure they are recorded accurately and to allow timely decisions regarding required disclosure.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we may supplement or modify these remediation measures as appropriate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
John Textor	49	Chairman of the Board of Directors
Rene Eichenberger	54	Vice-Chairman of the Board of Directors
Frank Patterson	53	Chief Executive Officer and Director
Jim Berney	48	President and Head of Studio Production
William Krueger	55	Executive Vice President and Chief Financial Officer

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

John Textor has been Chairman of our Board of Directors since May 2014 and the Chairman of the Board of Directors of Pulse Entertainment since founding this company in October, 2013. Mr. Textor is an active, full-time resource to the Chief Executive Officer and the President-Head of Studio. He will be principally responsible for special projects, strategic partnerships, rights acquisition, venue partnerships and relationships with major media companies. Mr. Textor is currently active in the development of entertainment properties across a broad spectrum of venues and technology platforms. In addition to his leadership in the extended uses of photo-realistic, digital humans, he is also currently a Producer of Art Story, an original animated feature film currently being developed by Disney veteran filmmaker Aaron Blaise. He was also Producer and Executive Producer of Ender’s Game , a science fiction fantasy film released in November 2013. Mr. Textor was previously Chairman and CEO of Digital Domain Productions and Chairman and CEO of its parent company, Digital Domain Media Group, having led its acquisition and restructuring from May 2006 to August 2012. Together the companies were responsible for the visual effects of more than 80 large scale feature films, 25 of which were completed during Mr. Textor’s leadership, including such films as Transformers , Flags of our Fathers , Tron: Legacy , Real Steel and Pirates of the Caribbean at World’s End. During Mr. Textor’s leadership, Digital Domain was re-established as a market leader in visual effects, winning multiple Academy Awards, Clio advertising awards and, importantly, being recognized as the first visual effects company to deliver a believable digital human actor in The Curious Case of Benjamin Button. This achievement, known as the ‘Holy Grail of Animation’, earned the company a 2009 Academy Award for Achievement in Visual Effects. The hour long performance of the company’s digital actor was so convincing to audiences and the Academy voters that the film also received an Academy Award for Best Make-up, though the character performance was entirely digitally created. Other highlights during Mr. Textor’s tenure included the break-through introduction of a digital Tupac Shakur at the Coachella Valley Music festival in 2012, the consummation of a joint venture for the digital resurrection of Elvis Presley, the creation of a first of its kind, dual-enrollment Bachelor’s program with Florida State University, completion of a $100 million joint venture agreement with the sovereign media authority of Abu Dhabi and the transformation of Digital Domain into a film production company with the co-production of Ender’s Game.

As the Chairman of the Board of Directors of our company, Mr. Textor brings our board his considerable experience in the strategic planning and growth of entertainment properties and companies and qualifies him to continue to serve as a director or our company.

René P. Eichenberger has served as the Vice Chairman of our Board of Directors of our company since May 2014 and has been the Executive Vice Chairman of Pulse Entertainment Corp. since October 2013. He is also the Chairman of (Alternative)2 Holding AG, a private equity company based in Zurich, Switzerland since 2005 and the Vice Chairman at Acron AG, an international real estate investment firm headquartered in Zurich, since 2013. From 2011 to 2013, Mr. Eichenberger served as a member of the strategic advisory council of the ClearSky Power and Technology Fund, a venture fund sponsored by Nextera/FPL, a leading clean energy company in North America, and he served on the advisory board of Sterling Partners, a $6 billion private equity firm with offices in Baltimore, Chicago and Miami. Starting his career as an attorney in Switzerland, Dr. Eichenberger served as General Counsel of Jet Aviation from 1991 to 1998, which under his tenure relocated its worldwide headquarters from Zurich to West Palm Beach, Florida and was subsequently, positioned as the global leader in general aviation and successfully sold to a private equity fund. In 1998, Mr. Eichenberger founded Crossbow Ventures, a venture capital firm located in West Palm Beach. In 2004, he sold Crossbow to Horizon21 in Switzerland and subsequently served as CEO of Horizon21 Private Equity, which grew to over $3 billion in assets under management. Mr. Eichenberger is the former Chairman of the Swiss-American Chamber of Commerce in Florida and served on the board of directors of a number of privately-held companies in North America and Europe. Mr. Eichenberger holds a Ph.D. in law from the University of Zurich and is a graduate of the Venture Capital Institute and of the Executive Program at Stanford University, Graduate School of Business. Mr. Eichenberger’s experience in corporate governance, corporate finance, mergers and acquisitions and business development, as well as his leadership role and board performance, has led our board to conclude that he should continue to serve as a director.

As the Vice Chairman of our company, Mr. Eichenberger brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Frank Patterson. Mr. Patterson has served as Pulse Entertainment’s Chief Executive Officer since December, 2013 and as Pulse Evolution’s Chief Executive Officer since May 2014. He has served on the faculty of three top-ranked U.S. film schools including the position of dean of the Florida State University College of Motion Picture Arts, a position he currently holds and has held since July 2003. Previously, he was on the faculty of Chapman University from January 2001 through June 2003, the University of Texas from July 1999 through December 2000, and Florida State University from January 1990 through December 1999. Mr. Patterson is a 25-year veteran of the entertainment industry who has produced, written and directed feature films, commercials, and a variety of media content for some of the leading agencies in the nation. He most recently produced the Virtual Michael Jackson show on the 2014 Billboard Music Awards, which aired on the ABC Network and widely viewed on YouTube. Throughout his career, Mr. Patterson has founded several media production companies that produced film library assets and profited from the marketing and sale of motion picture intellectual property in domestic and international markets, including The Houston Cinema Group, Inc. (1988-92), Envisage Media Group, Inc. (1993-99), and Red Hills Motion Picture Releasing Company, LLC (7/2010-2/2011). Mr. Patterson is a highly regarded educator, who was named by “The Hollywood Reporter” one of the nation’s top mentors to a generation of Hollywood filmmakers. Mr. Patterson earned a Bachelor of Arts from the Film & Media Division at Baylor University in 1985 and a Master of Arts from the Film & Media Division at Baylor University in 1987.

As the Chief Executive Officer of our company, Mr. Patterson brings our board his considerable experience in the entertainment industry and growth of companies and qualifies him to continue to serve as a director or our company.

Jim Berney. Prior to joining our company in May 2014 as our President and Head of Studio Production, Mr. Berney has been Head of Studio production at Pulse Entertainment since October 2013 and was Head of Studio at Digital Domain in august 2012. He was previously an Academy Award ® -nominated visual effects supervisor at Sony Pictures Imageworks from August 2008 until June 2012, ultimately becoming responsible for creative supervision and direction for all artists at Sony’s Albuquerque visual effects studio. In addition to his regular supervisory responsibilities on projects, he served as General Manager for the first two years of the facility’s infancy. As visual effects supervisor, Mr. Berney worked on numerous notable films including Green Lantern, I Am Legend, and The Chronicles of Narnia , for which he was nominated for an Academy Award for Outstanding Visual Effects. Previously, Mr. Berney was the visual effects supervisor for Sony Imageworks from October 1995 until August 2008 and had worked on films including The Matrix Reloaded , The Matrix Revolutions , The Lord of the Rings: The Two Towers , and Harry Potter and the Sorcerer’s Stone. Jim also served as CG supervisor for Hollow Man (2000 Academy Award ® nominee, Best Visual Effects). He received his Master’s degree in Computer Science from California Polytechnic, San Luis Obispo, specializing in the research and development of a new global illumination paradigm. He holds two undergraduate degrees in Computer Science and Economics from the University of California, Irvine, focusing in A.I. research. Berney also studied computer architectures at the Royal Institute of Technology, Stockholm, Sweden.

William Krueger. Mr. Krueger was appointed as our Chief Financial Officer on October 1, 2014. Prior to joining our company, Mr. Krueger was the Executive Vice President and Chief Financial Officer of Pulse Entertainment since May 2014. Prior to joining Pulse Entertainment, Mr. Krueger was the Managing Director, International, with Pritchett LP from September 2013 to April 2014. Pritchett LP is a leading publisher, consulting and training firm in the areas of merger integration, organizational change, culture and business process optimization. From December 2009 through August 2014, Mr. Krueger worked in Asia, Europe and the U.S. as a senior advisor and interim executive for international companies facing strategic business development and financing challenges. From March 2002 until December 2009, Mr. Krueger was based in Beijing and Hong Kong as Chairman and CEO of Xin De Capital Group, a financial advisory and principal investment group active in real estate, water, power, telecoms, media, professional services and on-line services in the Greater China market. Prior to forming Xin De Capital Group, Mr. Krueger was the CFO, and later CEO and Member of its Board of Directors, of Xin De Telecom International Ventures Co, Ltd. from April 1996 to April 2002. Xin De Telecom was a Siemens joint venture with T-Mobil and China International Trust and Investment Corporation. During this period, Mr. Krueger was responsible for raising and managing $200 million invested in the start-up of China Unicom’s GSM mobile telecom networks, and providing network operation support services. In addition, Mr. Krueger was responsible for negotiating agreements between China Unicom and its joint venture partners that was an integral step in China Unicom’s initial public offering in 2000. From 1986 to 1996 Mr. Krueger was engaged in financial and operations management and investment banking in Munich Germany and New York. Mr. Krueger studied music and theater at Northwestern University where he received a Bachelor of Science degree in 1981. Mr. Krueger earned a Master’s in Business Administration with a major in Finance from Kellogg School of Management at Northwestern University in 1986.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only three directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally U.S. GAAP and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Director Compensation

John Textor. In addition to Mr. Textor’s compensation as Chairman discussed in Item 11 of this report, we have paid Mr. Textor $50,000 to serve in his role on the Board of Directors of the Company as Chairman of the Board for the fiscal year ending June 30, 2015.

Rene Eichenberger. In addition to Mr. Eichenberger’s compensation as Vice Chairman discussed in Item 11 of this report, we have paid Mr. Eichenberger $25,000 to serve in his role on the Board of Directors of the Company as Vice Chairman of the Board for the fiscal year ending June 30, 2015.

Frank Patterson. In addition to Mr. Patterson’s compensation as Chief Executive Officer discussed in Item 11 of this report, we have paid Mr. Patterson $25,000 to serve in his role on the Board of Directors of the Company as Executive Chairman of the Board for the fiscal year ending June 30, 2015.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at June 30, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at June 30, 2014. Compensation information is shown for the fiscal years ended June 30, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Alon Nigri(1)	2014	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-

Frank Patterson(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Nigri resigned as our Chief Executive Officer on May 15, 2014.

(2) Mr. Patterson was appointed as our Chief Executive Officer on May 15, 2014.

Employment Agreements with Executive Officers

John Textor. We have agreed to employ Mr. Textor as our Chairman on an at-will basis. Mr. Textor will be paid an annual base salary of $350,000 plus a performance-based cash bonus as determined by the Company’s Board of Directors from time to time. In addition, Mr. Textor is also entitled to health and welfare benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for travel and business expenses in connection with his duties.

Rene Eichenberger. We have has agreed to employ Mr. Eichenberger as our Vice Chairman on an at-will basis. Mr. Eichenberger will be paid an annual base salary of $350,000 plus a performance-based cash bonus as determined by the Company’s Board of Directors from time to time. In addition, Mr. Eichenberger is also entitled to health and welfare benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for travel and business expenses in connection with his duties.

Frank Patterson. We have has agreed to employ Mr. Patterson as its Chief Executive Officer on an at-will basis. Mr. Patterson will be paid an annual base salary of $350,000 plus a performance-based cash bonus as determined by the Company’s Board of Directors from time to time. In addition, Mr. Patterson is also entitled to health and welfare benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for travel and business expenses in connection with his duties.

James Berney. We have has agreed to employ Mr. Berney as its President and Head of Studio on an at-will basis. Mr. Berney will be paid an annual base salary of $350,000 plus a performance-based cash bonus as determined by the Company’s Board of Directors from time to time. In addition, Mr. Berney is also entitled to health and welfare benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for travel and business expenses in connection with his duties.

William Krueger. We have has agreed to employ Mr. Krueger as its Chief Financial Officer on an at-will basis. Mr. Krueger will be paid an annual base salary of $240,000 plus a performance-based cash bonus as determined by the Company’s Board of Directors from time to time. In addition, Mr. Krueger is also entitled to health and welfare benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for travel and business expenses in connection with his duties. In addition, Pulse Evolution entered into a Consulting Services Agreement with Mr. Krueger effective as of July 1, 2014 to provide financial, organizational and commercial matters consulting services to our company. The term of the agreement is for a period of 10 months. We agreed to pay Mr. Krueger $90,000 in cash and issue 2,769,246 shares of unregistered Common Stock subject to certain events of forfeiture if Mr. Krueger terminates his employment during the term of the agreement without good reason as provided for in the agreement.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of June 30, 2014:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Alon Nigri	0	0	0	$-	0
Frank Patterson	0	0	0	$-	0

Stock Awards

				Equity Incentive
				Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Alon Nigri	0	$-	0	$-
Frank Patterson	0	$-	0	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At October 7, 2014, we had 120,458,716 shares of common stock issued and outstanding. The following table sets forth information known to us as of October 7, 2014 relating to the beneficial ownership of shares of our voting securities by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Pulse Evolution Corporation, 10521 SW Village Center Drive, Suite 201 Port St. Lucie, FL 34987. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Effective on June 23, 2014, the Company amended and restated its articles of incorporation filed with the Secretary of State of the State of Nevada in order to effectuate an increase in the number of authorized shares of common stock, par value $0.001 per share, from 75,000,000 to 300,000,000, increase the authorized blank check preferred stock to 100,000,000 shares and effectuate a 1 for 10 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). As a result of the Forward Stock Split, every 1 share of our pre-Forward Split common stock was increased and reclassified into 10 shares of our common stock. All references to shares of our common stock in the following table and elsewhere in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Executive Officers and Directors
John Textor(2)	33,806,955	28.1%
Rene Eichenberger(3)	12,461,607	10.4%
Frank Patterson(4)	12,461,607	10.4%
William Krueger(5)	2,769,246	2.3%
Jim Berney(6)	5,538,492	4.6%
All officers and directors a group (5 group)	67,037,907	55.8%

5% Shareholders
Michael Mortell(7)	9,980,930	8.3%
Enrique Steiger(8)	6,461,570	5.4%
Greg Centineo(9)	6,467,109	5.4%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 120,458,716 shares of our common stock outstanding as of October 7, 2014.

(2)	Consists of 33,806,955 shares of our common stock owned by Tradition Studios Acquisition IP LLC (“Tradition Studios”). The managing member of Tradition Studios Acquisition IP LLC is Mr. Textor who holds voting and investment power over the shares of our common stock owned by Tradition Studios.

(3)	Consists of 12,461,607 shares of our common stock owned by (Alternative)2 Holdings AG (“(Alternative)2”). The Chairman of (Alternative)2 is Mr. Eichenberger who holds voting and investment power over the securities owned by this entity.

(4)	Consists of 12,461,607 shares of our common stock owned by Scenic Loop Holdings, Inc. an entity owned and controlled by Mr. Patterson who holds voting and investment power over the shares of our common stock owned by this entity.

(5)	Consists of 2,769,246 shares of our common stock owned directly by Mr. Krueger.

(6)	Consists of 5,538,492 shares of our common stock owned directly by Mr. Berney.

(7)	Mr. Michael Mortell is the managing member of Yellow Brick Holdings LLC and managing director to each of the Pulse Filipe Holdings I, LTD through Pulse Filipe Holdings XXIII, LTD entities with the exception of Pulse Filipe XXIV, LTD and Pulse Filipe XVII, LTD which are managed by others. The shares attributed to Mr. Mortell in the table consist of (i) 2,192,243 shares of our Common Stock beneficially owned by Yellow Brick Holdings LLC, (ii) 5,782,187 shares of our common stock beneficially owned by The Presidio Group, and (iii) 2,006,500 shares of our common stock beneficially owned by the various Pulse Filipe Holdings entities. Mr. Mortell holds voting and investment power with respect to all shares of our common stock beneficially owned by the above-named entities and disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. Mr. Mortell’s address is 73 SW Flagler Avenue Stuart, FL 34994.

(8)	Consists of 6,461,570 shares of our common stock owned directly by Mr. Steiger.

(9)	Consists of 6,467,109 shares of our common stock owned directly by Mr. Centineo.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have specified the following transactions involving related parties that occurred in fiscal 2014 and 2013:

On May 31, 2013, the Company offered and sold 6,000,000 shares of common stock to Alon Nigri, the President, Secretary and a Director at May 31, 2013, at a purchase price of $0.003 per share, for aggregate proceeds of $18,000.

On May 15, 2014, Alon Nigri, our controlling stockholder at the time, former Chief Executive Officer and former sole director (the “Seller”), entered into and closed on a Share Purchase Agreement (the “Agreement”) with, Tradition Studios IP Acquisition LLC, (Alternative)2 Holding AG, and Scenic Loop Holding, LLC (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased from the Seller a total of 53,612,600 shares of our common stock for an aggregate of $107,225, representing approximately 80.68% of our issued and outstanding shares of common stock. The Purchasers own or control as a group, Pulse Entertainment.

Pursuant to the terms of the Share Exchange Agreement pursuant to which we agreed to issue 96,737,422 shares of our unregistered common stock to the shareholders of Pulse Entertainment, a related party in exchange for 17,466,383 shares of common stock of Pulse Entertainment, certain of our shareholders who are also shareholders of Pulse Entertainment and are executive officers or directors have agreed to cancel 60,910,113 shares of our common stock issuable to them in connection with the exchange resulting in net shares issued in connection with such exchange of 35,827,309.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The board of directors of the Company selected Friedman, LLP, (“Freidman”) an independent registered public accounting firm, to audit the financial statements for the year ended June 30, 2014 and Goldman Accounting Services CPA, PLLC, (or “Goldman”) an independent registered public accounting firm, to audit the financial statements for the period from inception on May 31, 2013 through June 30, 2013. The board of directors approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended June 30, 2014 were approved by the board of directors.

The following table summarizes the aggregate auditor fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	2014	2013
Audit fees (1)	$15,000	$5,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$15,000	$5,000

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. In 2014 Friedman performed our audit. In 2013, Goldman provided services related to our S-1 registration statement. In 2013, all of the fees reported related to our initial public offering.

(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by Friedman or Goldman during the year ended June 30, 2014 and from inception on May 31, 2013 through June 30, 2013.

(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. No such services were rendered by Friedman or Goldman during the year ended June 30, 2014 and from inception on May 31, 2013 through June 30, 2013.

(4)	All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Friedman or Goldman during the year ended June 30, 2014 and from inception on May 31, 2013 through June 30, 2013.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to the Financial Statements” on page F - 1 and included on pages F - 2 through F - 13.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Share Exchange Agreement among Pulse Evolution Corporation and Pulse Entertainment Corporation dated September 25, 2014.	8-K	333-190431	2.1	9/26/2014

3.1	Articles of Incorporation of Registrant	S-1	333-190431	3.1	8/7/13

3.2	Amendment to Articles of Incorporation filed on May 8, 2014 with the Nevada Secretary of State.	8-K	333-190431	3.1	5/16/14

3.3	Form of Amended and Restated Articles of Incorporation of Pulse Evolution Corporation as filed on May 22, 2014 with the Nevada Secretary of State.	8-K	333-190431	3.1	6/30/14

3.4	Bylaws of the Registrant	S-1	333-190431	3.2	8/7/13

10.1	Lease Agreement between Pulse Entertainment Corporation and Inland Diversified Port St. Lucie Square, LLC dated March 1, 2014.	8-K	333-190431	10.1	10/7/14

10.2	Asset Transfer and Assignment Agreement between Pulse Entertainment Corporation and Tradition Studios I.P. Acquisition Inc. dated April 4, 2014.	8-K	333-190431	10.2	10/7/14

10.3	Form of Share Purchase Agreement between Alon Nigri and certain purchasers.	8-K	333-190431	10.2	5/16/14

10.4	Form of Securities Purchase Agreement.	8-K	333-190431	10.1	9/26/14

10.5*	Partner Agreement between ABG EPE IP, LLC and Pulse Evolution Corporation effective as of August 1, 2014.*	8-K	333-190431	10.2	9/26/14

10.6+	Consulting Services Agreement between Pulse Evolution Corporation and William P. Krueger dated as of July 1, 2014.	8-K	333-190431	10.4	10/7/14

10.7	Partner Agreement between The Estate of Marilyn Monroe LLC and Pulse Evolution Corporation effective as of October 1, 2014*	8-K	333-190431	10.1	10/10/14

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	10-K				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	10-K				X

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K				X

101.INS**	XBRL INSTANCE DOCUMENT					X

101.SC**	XBRL TAXONOMY EXTENSION SCHEMA					X

101.CA**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DE**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LA**	XBRL TAXONOMY EXTENSION LABEL LINKBASE					X

101.PR**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

+ Management contract or compensatory plan or arrangement.

* Portions of this agreement have been omitted and redacted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE EVOLUTION CORPORATION

Dated: October 10, 2014	By:	/s/ Frank Patterson
Frank Patterson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Frank Patterson	Chief Executive Officer and Director (principal executive officer)	October 10, 2014
Frank Patterson

/s/ William P. Krueger	Chief Financial Officer (principal financial and accounting officer)	October 10, 2014
William Krueger

/s/ John Textor	Chairman of the Board of Directors	October 10, 2014
John Textor

/s/ Rene Eichenberger	Vice Chairman of the Board of Directors	October 10, 2014
Rene Eichenberger

PULSE EVOLUTION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Pulse Evolution Corporation

We have audited the accompanying balance sheet of Pulse Evolution Corporation (“Company”) as of June 30, 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulse Evolution Corporation at June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, New Jersey
October 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pulse Evolution Corporation (Formerly QurApps, Inc.)

We have audited the accompanying balance sheet of Pulse Evolution Corporation (Formerly QurApps, Inc. the “Company”) as of June 30, 2013, and the related statements of operations, stockholders’ equity and cash flows for the period from May 31, 2013 (inception) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulse Evolution Corporation as of June 30, 2013, and the results of its operations and its cash flows for the period from May 31, 2013 (inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The Company plans to engage in developing and then marketing a mobile software application to consumers. There is substantial doubt about the Company’s ability to continue as a going concern because of the Company’s uncertainty to raise capital and the uncertainty of management’s ability to execute on its business plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Goldman Accounting Services CPA, PLLC
Goldman Accounting Services CPA, PLLC
Suffern, NY
August 2, 2013

PULSE EVOLUTION CORPORATION

Balance Sheets

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash	$-	$15,070
Total current assets	-	15,070
Total assets	$-	$15,070

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,311	$5,000
Total current liabilities	9,311	5,000

Stockholders’ equity (deficit):
Preferred stock, 100,000,000 shares authorized at par value of $0.001 per share, 0 issued and outstanding at June 30, 2014 and 2013	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001 per share, 73,800,040 and 60,000,000 issued and outstanding at June 30, 2014 and 2013, respectively (as restated for change in par value and 1 to 10 forward stock split)	73,800	60,000
Additional paid-in capital (Discount on capital stock)	(13,200)	(42,000)
Accumulated deficit	(69,911)	(7,930)
Total stockholders’ deficit	(9,311)	10,070
Total liabilities and stockholders’ deficit	$-	$15,070

The accompanying notes are an integral part of these financial statements.

PULSE EVOLUTION CORPORATION

Statements of Operations

	For the Year Ended June 30, 2014	From Inception on May 31, 2013 through June 30, 2013
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative	41,181	7,930
Research and development	20,800	-
Total operating expenses	61,981	7,930
Net operating loss	$(61,981)	$(7,930)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted (as restated for the 1 for 10 forward stock split)	64,192,895	60,000,000

The accompanying notes are an integral part of these financial statements.

PULSE EVOLUTION CORPORATION

Statements of Stockholders’ Equity (Deficit)

For the period from Inception (May 31, 2013) through June 30, 2014

	Common Stock		Additional
	Shares (as restated for 1:10 forward stock split)	Par Value (as restated for $0.001 par)	Paid-In Capital (Discount on Capital Stock)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at May 31, 2013	-	$-	$-	$-	$-
Common shares issued for cash at $0.001 per share	60,000,000	60,000	(42,000)	-	18,000
Net loss from inception on May 31, 2013 through June 30, 2013	-	-	-	(7,930)	(7,930)
Balance at June 30, 2013	60,000,000	60,000	(42,000)	(7,930)	10,070
Common shares issued for cash at $0.001 per share	13,800,040	13,800	28,800	-	42,600
Net loss	-	-	-	(61,981)	(61,981)
Balance at June 30, 2014	73,800,040	$73,800	$(13,200)	$(69,911)	$(9,311)

The accompanying notes are an integral part of these financial statements.

PULSE EVOLUTION CORPORATION

Statements of Cash Flows

	For the Year Ended June 30, 2014	From Inception on May 31, 2013 through June 30, 2013
Operating activities
Net loss	$(61,981)	$(7,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	4,311	5,000
Net cash used in operating activities	(57,670)	(2,930)
Investing activities	-	-
Financing activities
Proceeds from issuance of common stock	42,600	18,000
Net cash provided by financing activities	42,600	18,000
Net (decrease) increase in cash	(15,070)	15,070
Cash at beginning of period	15,070	-
Cash at end of period	$-	$15,070

The accompanying notes are an integral part of these financial statements.

PULSE EVOLUTION CORPORATION

Notes to the Financial Statements

June 30, 2014

1. Summary of Significant Accounting Policies

Nature of Business

Pulse Evolution Corporation was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. During fiscal 2014, the Company was planning on developing a mobile software food recipe app until the Company’s controlling shareholder sold his interest in the Company on May 15, 2014. In anticipation of this change of control, the Company changed its name to Pulse Evolution Corporation effective May 8, 2014.

The Company is in the early stages of becoming a creatively driven, digital production and intellectual property company that expects to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication. Founded by leading producers of photorealistic digital humans, the Company plans to develop “virtual humans” for live and holographic concerts, advertising, feature films, branded content, medical applications and training. The Company’s business model is focused on participation in intellectual property through the development, production and ownership of entertainment properties featuring globally recognized animated virtual performers and through multi-year revenue-share relationships with living celebrities and late celebrity estates. In May 2014, the Company signed a letter of intent to exchange at least a majority of its unissued shares of common stock for 100% of the outstanding common stock of Pulse Entertainment Corporation, a related party (“Pulse Entertainment”). Pulse Entertainment is engaged in the business the Company plans to pursue. In late 2013, Pulse Entertainment entered into a multi-year agreement with the estate of Michael Jackson to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Michael Jackson’ in diverse entertainment and media applications. In August 2014, the Company entered into a multi-year agreement with Authentic Brands Group, the principal owner of rights related to the estate of the late celebrity Elvis Presley to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Elvis Presley’ in diverse entertainment and media applications. In October 2014, the Company entered into a multi-year agreement with Authentic Brands Group, the principal owner of rights related to the estate of the late celebrity Marilyn Monroe to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Marilyn Monroe’ in diverse entertainment and media applications.

Effective on June 23, 2014, the Company amended and restated its articles of incorporation filed with the Secretary of State of the State of Nevada in order to effectuate an increase in the number of authorized shares of common stock, from 75,000,000 to 300,000,000, change in par value from $0.003 to $0.001 per share, increase the authorized blank check preferred stock to 100,000,000 shares and effectuate a 1 for 10 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). As a result of the Forward Stock Split, every 1 share of our pre-Forward Split common stock was increased and reclassified into 10 shares of our common stock. All references to shares of our common stock in these notes to financial statements refer to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

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

Liquidity

The Company has, since its inception in May of 2013, been highly dependent on raising capital to fund its start-up and growth strategies. To date, the Company has raised capital from the sales of its common stock without restrictive covenants from institutional investors and strategic partners (See Note 7 - Capitalization). On September 30, 2014, the Company and Pulse Entertainment Corporation (“Pulse Entertainment”), a related party, completed an initial closing under the terms of a share exchange agreement they entered into whereby the Pulse Entertainment became a subsidiary of the Company.

The Company’s core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of live-virtual and commercial formats.

In execution of its business plan, the Company has chosen to pursue a model whereby it provides virtual performers for appearances and collects royalties when the Company has an ownership interest in the intellectual property rights for the virtual performer (the “Talent Model”). Under the Talent Model, the Company may permit other producers to create performances that make use of virtual performers created by the Company.

The Company is also exploring and developing opportunities to act as a producer of events (the “Producer Model”), thereby enabling the company to exert significant creative and technological control over the performance productions, and to capture significantly greater portions of the realizable economic value created by the virtual performance.

The Company may in the future execute its business plan using a blend of the Talent and Producer Models. Under both models, the Company expects to earn services revenues on all digital construction, animation, and production services that it provides, plus royalties when the work involves intellectual property rights held by the Company. Under both models, the Company has significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an as-needed basis for each project or production (“Contract Talent”), and to what extent the Company carries a concentration of creative and production resources in-house (“In-House Talent”).

While execution of the Producer Model enables the Company to capture more of the value created by the virtual performers, it also requires the Company to raise significant amounts of production capital, which is similar to project financed equity or non-recourse debt into production subsidiaries. Executing this model with In-house Talent gives the Company certain strategic advantages and flexibility in the development of new concepts and application of new technologies, yet it also requires a higher employee headcount and the related operating overhead.

Our Company’s ability to fund our operations and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our operating model (Talent vs. Producer) and our execution strategy (Contract Talent vs. In-House Talent). The decisions the Company makes with regard to operating model and execution strategy drive the level of capital required and the level of its financial obligations.

If the Company is unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, the Company would likely have to reduce its dependence on In-House Talent and limit many, if not all, of its activities as a producer.

The Company has analyzed its liquidity requirements and has determined that it has sufficient liquidity to execute its business plan under the Talent Model for the next 12 months.

2. Summary of Significant Accounting Policies

Revenue Recognition

We have entered into a production services agreement with the estate of a deceased celebrity that provide revenues based on certain production services. Revenue is recognized on a straight-line basis over each contract period, as defined in each agreement. As the production services are rendered, revenue is recognized.

Cash

The Company’s cash consists of funds deposited in bank accounts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

The Company has adopted the US dollar as its functional and reporting currency because most of its transactions are denominated in US currency.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

The carrying amount of receivables and accounts payable approximates fair value due to the short-term nature of these instruments.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common stockholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options or warrants or similar securities since inception.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on our results of operations or financial condition.

3. Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets because, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2014, the Company does not believe any material uncertain tax positions are present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position and the fact the Company has reported tax losses since inception.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	June 30, 2014	From inception on May 31, 2013 through June 30, 2013

U.S. federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.6%	-
Change in valuation allowance	(37.6)%	(34.0)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax asset/ (liability) as of June 30, 2013 and June 30, 2014 is as follows:

	June 30, 2014	From inception on May 31, 2013 through June 30, 2013
Net federal operating loss carry forward	$23,770	$2,696
Net state operating loss carry forward	2,250	-
Net deferred tax assets before valuation allowance	26,020	2,696
Valuation allowance	(26,020)	(2,696)
Net deferred tax assets after valuation allowance	$-	$-

The Company has determined, based upon the weight of available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it.

As of June 30, 2014, the Company has federal net operating loss carry forward of approximately $69,911 and has state net operating loss carry forward of $61,981. The federal and state net operating loss carry forwards will expire, if not utilized, by 2033. Utilization of the net operating loss carry forward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company is not currently under examination at the Federal and state levels. Currently only the period from May 31, 2013 (inception) to June 30, 2014 is subject to examination. At the date of the financial statements there were no known assessments.

4. Litigation

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14-cv-00772-GMN-NJK). The complaint alleges that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further allege that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael J. Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs have not alleged that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. The complaint sought an order of the Court temporarily and permanently enjoining the Defendants from carrying out the Michael Jackson performance, a judgment for infringement, damages, attorneys’ fees and costs. The Plaintiffs’ Emergency Motion for Temporary Restraining Order filed in connection with its May 15, 2014 complaint was denied on May 16, 2014 as the Court found that the Plaintiffs’ failed to establish that they are likely to succeed on the merits of their patent infringement claims and that they are likely to suffer irreparable harm.

The Company believes that its claims and defenses in this case are substantial because the visual imagery the Company develops and conceives is distinct from the Plaintiffs’ projection system allowing the Company to use a variety of projection systems in its productions. Litigation is, however, inherently unpredictable. The outcome of this lawsuit is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, the Company is unable to estimate the range of reasonably possible loss. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions.

The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. In the opinion of the Company’s management, no pending routine litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

5. Related-Party Transactions

The Company’s officers and directors are involved in other business activities and in the future, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 31, 2013, the Company offered and sold 60,000,000 shares of common stock, restated for the 1 for 10 forward stock split, to Alon Nigri, the President, Secretary and a Director at May 31, 2013, at a purchase price of $0.003 per share, for aggregate proceeds of $18,000.

6. Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans and warrants. For the year ended June 30, 2014 and the period from inception of May 31, 2013 through June 30, 2013, diluted net loss per common share is the same as basic net loss per share, since there are no dilutive securities outstanding.

The net loss and weighted average common stock outstanding for purposes of calculating net loss per common share were computed as follows:

	For the year ended June 30, 2014	From inception on May 31, 2013 through June 30, 2013 (as restated for 10:1 forward stock split)
Net loss	$61,981	$7,930

Weighted average number of common shares outstanding used in computing basic and diluted earnings per share	64,192,895	60,000,000

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)

7. Capitalization

On June 23, 2014, the Company changed its par value of $0.003 to $0.001 per share and effected a 1 for 10 forward stock split of its issued shares of common stock, all common shares and par values outstanding were retroactively restated for all periods presented.

On May 15, 2014, Alon Nigri, our controlling stockholder at the time, former Chief Executive Officer and former sole director (the “Seller”), entered into and closed on a Share Purchase Agreement (the “Agreement”) with, Tradition Studios IP Acquisition LLC, (Alternative)2 Holding AG, and Scenic Loop Holding, LLC (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased from the Seller a total of 53,612,600 shares of our common stock for an aggregate of $107,225, representing approximately 80.68% of our issued and outstanding shares of common stock. The Purchasers own or control as a group, Pulse Entertainment.

On May 31, 2013 (inception) the Company issued 60,000,000 shares of common stock to its former President for cash of $18,000. On March 5, 2014, the Company issued 13,800,040 shares of common stock to various third party shareholders for cash of $42,600.

8. Subsequent Events

In July 2014, the Company entered into a consulting services agreement with its Chief Financial Officer (“CFO”) to provide certain financial management services effective for a period of ten months. Under the terms of the consulting agreement, the Company is obligated to pay the CFO $90,000. The Company granted 2,769,246 shares of common stock to the CFO in lieu of the cash payment.

In July, the Company entered into an Investor Introduction Agreement (“the II Agreement”) with an international advisory services group (“the Advisor”). The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing a coherent investor relations strategy. The II Agreement calls for the Advisor to be paid a success fee in cash equal to up to eleven percent of all investments introduced by the Advisor through September 30, 2014, subsequent to that date the fee for any such transactions is permanently reduced to five percent. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions.

In August 2014, the Company’s board of directors approved payments of director fees for fiscal year 2015. All director fees totaling $100,000 were paid as of October 7, 2014 the date at which the financial statements were available.

In August 2014, the Company entered into a multi-year agreement with ABG EPE IP, LLC (“ABG”) to develop for ABG entertainment projects to utilize a realistic computer-generated image of Elvis Presley. The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. ABG holds the likeness, appearance, and publicity rights of Elvis Presley.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three non-refundable monthly payments of $30,000, and quarterly restricted stock grants equal to one-half of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and one-half percent of the outstanding shares of common stock. The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. The fee is payable equally in cash and stock.

The Company entered into a share exchange agreement on September 26, 2014 (the “Share Exchange Agreement”) with Pulse Entertainment Corporation (“Pulse Entertainment”) in which the Company agreed to issue up to 58,362,708 shares of its unregistered common stock, $0.001 par value (the “Common Stock”) to the shareholders of Pulse Entertainment holding 21,535,252 shares of its issued and outstanding common stock (the “Share Exchange”), such shares representing 100% of the issued and outstanding common stock of Pulse Entertainment. Upon closing of the transaction, Pulse Entertainment will become a subsidiary of our company and the total shares of common stock outstanding are expected to be 137,017,748.

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owns an 81.11% interest. The remaining 4,068,869 shares of Pulse Entertainment common stock may be exchanged by the Pulse Entertainment Shareholders pursuant to the Share Exchange Agreement for 22,535,399 shares of the Company’s unregistered common stock no later than October 31, 2014. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

In October 2014, the Company entered into a multi-year agreement with the Monroe Estate to develop for the Monroe Estate entertainment projects to utilize a realistic computer-generated image of Marilyn Monroe. The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe.

