Form 10-Q
period 2014-09-30
Pulse Evolution Corp
filed 2014-11-14
CIK 1583138

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-190431

PULSE EVOLUTION CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	47-1336692
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10521 SW Village Center Drive, Suite 201

Port St. Lucie, FL

(Address of principal executive offices)

(772) 545-4100

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2014 the registrant had 137,191,342 shares issued and outstanding shares of common stock.

PULSE EVOLUTION CORPORATION.

2

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 10, 2014 and other reports we file with the SEC.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash	$263,432	$1,539,719
Prepaid legal fees	64,675	134,675
Prepaid deposits and other assets	111,857	66,856
Total current assets	439,964	1,741,250
Property and equipment, net	23,199	22,886
Intangible and other assets	1,432,967	3,167
Total assets	$1,896,130	$1,767,303

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$654,845	$341,055
Accrued expenses	375,104	676,520
Total current liabilities	1,029,949	1,017,575

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized at par value of $0.001 per share, no shares issued or outstanding at September 30, 2014	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001 per share, 116,632,690 and 109,627,349 issued and outstanding at September 30, 2014 and June 30, 2014, respectively.	116,633	109,627
Subscription receivable	(1,253)	(153,276)
Additional paid-in capital	12,558,150	9,116,789
Accumulated deficit	(11,432,150)	(8,465,066)
Total equity before non-controlling interests	1,241,380	608,074
Non-controlling interests	(375,199)	141,654
Total shareholders’ equity	866,181	749,728
Total liabilities and shareholders’ equity	$1,896,130	$1,767,303

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended September 30, 2014
Statement of Operations:
Revenues	$88,151
Costs and expenses	3,572,088
Net operating loss	(3,483,937)
Loss before income taxes	(3,483,937)
Income tax expense	-
Net loss before non-controlling interests	(3,483,937)
Net loss attributable to non-controlling interests	516,853
Net loss attributable to common shareholders	$(2,967,084)

Basic and Diluted loss per share attributable to Pulse Evolution Corporation common shareholders	$(0.03)

Weighted average number of common shares outstanding:
Basic and Diluted	113,490,252

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended
September 30, 2014
Cash flows from operating activities:
Net loss before non-controlling interests	$(3,483,937)
Adjustments to reconcile net loss before non-controlling interests to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	50,261
Stock-based compensation	368,305
Changes in operating assets and liabilities:
Prepaids and retainers	24,999
Other assets	(3,000)
Accounts payable	304,479
Accrued expenses	155,237
Net cash used in operating activities	(2,583,656)
Cash flows from investing activities:
Purchases of property and equipment	(1,374)
Purchase of licensing rights	(1,000,000)
Net cash used in investing activities	(1,001,374)
Cash flows from financing activities:
Net proceeds from sales of common stock	2,308,743
Net cash provided by financing activities	2,308,743

Net decrease in cash and cash equivalents	(1,276,287)
Cash and cash equivalents at beginning of period	1,539,719
Cash and cash equivalents at end of period	$263,432

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Payment of payable in common stock	$456,653
Exchange warrant option issued to acquire licensing rights	$476,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

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

The Company is in the early stages of becoming a creatively driven, digital production and intellectual property company that expects to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication. Founded by leading producers of photorealistic digital humans, the Company plans to develop “virtual humans” for live and holographic concerts, advertising, feature films, branded content, medical applications and training. The Company’s business model is focused on participation in intellectual property through the development, production and ownership of entertainment properties featuring globally recognized animated virtual performers and through multi-year revenue-share relationships with living celebrities and late celebrity estates. In May 2014, the Company signed a letter of intent to exchange at least a majority of its unissued shares of common stock for 100% of the outstanding common stock of Pulse Entertainment Corporation, a related party (“Pulse Entertainment”). Pulse Entertainment is engaged in the business the Company plans to pursue. In late 2013, Pulse Entertainment entered into a multi-year agreement with the estate of Michael Jackson to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Michael Jackson’ in diverse entertainment and media applications. In August 2014, the Company entered into a multi-year agreement with ABG EPE IP, LLC (“ABG”), the principal owner of rights related to the estate of the late celebrity Elvis Presley to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Elvis Presley’ in diverse entertainment and media applications. In October 2014, the Company entered into a multi-year agreement with the estate of the late celebrity Marilyn Monroe to produce a photo-realistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Marilyn Monroe’ in diverse entertainment and media applications.

Acquisition of Pulse Entertainment

The Company entered into a share exchange agreement on September 26, 2014 (the “Share Exchange Agreement”) with Pulse Entertainment in which the Company agreed to issue up to 58,362,708 shares of its unregistered common stock, $0.001 par value (the “Common Stock”) to the shareholders of Pulse Entertainment holding 21,535,252 shares of its issued and outstanding common stock (the “Share Exchange”), such shares representing 100% of the issued and outstanding common stock of Pulse Entertainment. Upon closing of the transaction, Pulse Entertainment will become a subsidiary of the Company and the total shares of common stock outstanding are expected to be 146,280,014. On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment canceled 60,910,113 shares of the Company’s common stock previously issued to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owns an 81.1% interest. The remaining 4,068,869 shares of Pulse Entertainment common stock may be exchanged by the Pulse Entertainment Shareholders pursuant to the Share Exchange Agreement for 22,535,399 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

Recapitalization

The Company’s acquisition of Pulse Entertainment was accounted for as a recapitalization of Pulse Entertainment since the shareholders of Pulse Entertainment obtained voting and managing control of the Company. Pulse Entertainment was the acquirer for financial reporting purposes and Pulse Evolution was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Pulse Evolution and Pulse Entertainment, the historical operations of Pulse Entertainment and their consolidated operations from the September 30, 2014 closing date of the acquisition. Pulse Entertainment retroactively applied its recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements.

Because Pulse Entertainment is the acquirer for financial reporting purposes, no comparative prior year data is presented due to Pulse Entertainment’s incorporation occurring on October 10, 2013 in the state of Delaware.

Liquidity

The Company has been highly dependent on raising capital to fund its start-up and growth strategies. To date, the Company has raised capital from the sales of its common stock without restrictive covenants from institutional investors and strategic partners (See Note 8 - Capitalization). On September 30, 2014, the Company and Pulse Entertainment completed an initial closing under the terms of a share exchange agreement they entered into whereby Pulse Entertainment became a subsidiary of the Company.

The Company’s core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of live-virtual and commercial formats.

In execution of its business plan, the Company has considered various models for executing its business plan. Originally, the Company intended to focus on providing virtual performers for appearances and collecting royalties when the Company has an ownership interest in the intellectual property rights for the virtual performer (the “Talent Model”). Under the Talent Model, the Company would permit other producers to create performances that make use of virtual performers created by the Company.

Subsequently, the Company decided to explore and develop opportunities to act as a producer of events (the “Producer Model”), thereby enabling the company to exert significant creative and technological control over the performance productions, and to capture significantly greater portions of the realizable economic value created by the virtual performance.

Under both models, the Company expects to generate revenues and/or positive operating cash-flow on all digital construction, animation, and production services that it provides, plus royalties when the work involves intellectual property rights held by the Company. Under both models, the Company has significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an as-needed basis for each project or production (“Contract Staffing”), and to what extent the Company carries a concentration of creative and production resources in-house (“In-House Staffing”).

While execution of the Producer Model enables the Company to capture more of the value created by the virtual performers, it also requires the Company to raise significant amounts of production capital, which is similar to project financed equity or non-recourse debt into production subsidiaries. Executing this model with In-house Staffing gives the Company certain strategic advantages and flexibility in the development of new concepts and application of new technologies, yet it also requires a higher employee headcount and the related operating overhead.

The Company’s ability to fund its operations and meet its obligations on a timely basis is dependent on its ability to match the available financial resources to its operating model (Talent vs. Producer) and its execution strategy (Contract Staffing vs. In-House Staffing). The decisions the Company makes with regard to operating model and execution strategy drive the capital and liquidity requirements.

The Company is currently operating under the Producer Model with significant In-House Staffing resources. Consequently, the Company is heavily reliant upon raising equity capital to finance our operations, meet our working capital requirements and finance productions. To the extent that full development of the Company’s growth opportunities also requires forming strategic alliances, we are prepared to do so.

If, however, the Company is unable to successfully raise sufficient additional capital and generate cash flow from operations, the Company would likely have to reduce its dependence on In-House Staffing and limit many, if not all, of the its activities as a producer.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of Pulse Evolution Corporation, its majority-owned subsidiary Pulse Entertainment Corporation and its wholly-owned subsidiary The Kopp Initiative, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company retroactively applied its recapitalization per the Share Exchange Agreement for all periods presented in the accompanying unaudited condensed consolidated financial statements.

Reclassifications

The accompanying condensed consolidated financial statements include certain reclassifications of amounts in the June 30, 2014 financial statements in order to conform to the September 30, 2014 presentation.

Revenue Recognition

We have entered into a production services agreement with the estate of a deceased celebrity that provide revenues based on certain production services. Revenue is recognized on a straight-line basis over each contract period, as defined in each agreement. As the production services are rendered, revenue is recognized.

Stock-based Compensation

ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

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

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments using the Black-Scholes option pricing model and utilized the following assumptions for determination of the fair value of its financial instrument as of September 30, 2014:

Fair value of exchange warrants option	September 30, 2014	June 30, 2014

Number of shares	2,800,000
Fair value of option	$476,000	-
Term in years	1.61	-
Risk-free interest rate	0.34%	-
Volatility	76.63%	-
Dividend rate	0.00%	-

Earnings per Share

Basic earnings per share are computed based upon the weighted-average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully-diluted, earnings per share is computed based upon the weighted-average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three months ended September 30, 2014, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2014. These common stock equivalents include exchange warrants for shares of the Company’s common stock and rights to exchange shares of Pulse Entertainment Corporation common stock for shares of the Company’s common stock.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the following periods, because their inclusion would have had an anti-dilutive effect, are summarized as follows:

Three Months Ended September 30, 2014

Share exchange right of subsidiary shareholders	22,535,399
Exchange warrants option	2,800,000
Total	25,335,399

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

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment as of September 30, 2014 and June 30, 2014 consist of the following:

	September 30, 2014	June 30, 2014
Computers and other equipment	$11,179	$9,805
Furniture and fixtures	14,061	14,061
Total property and equipment, cost	25,240	23,866
Less accumulated depreciation	(2,041)	(980)
Total property and equipment, net	$23,199	$22,886

The range of estimated useful lives for property and equipment at September 30, 2014, and June 30, 2014 was five to seven years.

Depreciation expense on property and equipment totaled $1,061 for the three months ended September 30, 2014.

NOTE 4. INTANGIBLE & OTHER ASSETS

In August 2014, the Company entered into a multi-year agreement with ABG to develop for ABG, entertainment projects to utilize a realistic computer-generated image of Elvis Presley. The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. The initial fee paid has been capitalized and is being amortized over the length of the agreement. At September 30, 2014, forty-eight months remain unamortized on the agreement.

Included in other assets is a receivable of approximately $6,200 due from two affiliated entities controlled by the Executive Chairman of the Board of the Company.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2014 and June 30, 2014 consist of the following:

	September 30, 2014	June 30, 2014
Payroll and payroll related liabilities	$276,650	$132,732
Due to advisor	-	456,653
Other accrued expenses	98,454	87,135
Total accrued expenses	$375,104	$676,520

NOTE 6. NON-CONTROLLING INTERESTS

Changes in the non-controlling interest amounts of our subsidiaries for the three months ended September 30, 2014 were as follows:

Balance at June 30, 2014	$141,654
Net loss attributable to non-controlling interests	(516,853)
Balance at September 30, 2014	$(375,199)

During the three months ended September 30, 2014, the Company’s subsidiary Pulse Entertainment realized a net loss of $3,483,937. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Pulse Entertainment’s earnings to non-controlling interests based on the percentage of common stock of Pulse Entertainment not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to non-controlling interests. During the three months ended September 30, 2014, $2,734,674 of Pulse Entertainment’s net loss was allocated to accumulated deficit representing the Company’s proportionate holdings in Pulse Entertainment’s common stock outstanding of 81.1% and the remaining 18.9% of Pulse Entertainment’s net loss, amounting to $516,853, was allocated to non-controlling interests.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under non-cancelable operating leases with an expiration date of March 31, 2015. Monthly lease expense is approximately $12,000 with a remaining obligation under the lease of approximately $72,000.

The Company also leases office space on a month-to-month basis for its production operations. Monthly lease expense is approximately $8,300.

Total rent expense for the three months ended September 30, 2014 was approximately $58,200.

Advisory Agreements

The Company’s majority-owned subsidiary, Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions. As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement as further described in Note 9 - Capitalization below.

Pulse Entertainment entered into a business development advisory agreement (the “Business Development Agreement”) with a consulting firm (the “Consultant”) in May 2014, wherein the Consultant agreed to provide certain production and promotion services to Pulse Entertainment in exchange for consideration including cash, equity, an operating budget and production credits as specified in the Business Development Agreement. The Business Development Agreement provides for certain performance milestones and for termination by either party with 30 days’ notice. The maximum potential equity consideration is comprised of up to 200,000 stock options with an exercise price of $1.73 per share as follows:

●	100,000 options immediately upon execution of the Agreement

●	Up to 50,000 options each quarter for the following two quarters, beginning three months from the date of the Agreement, if certain performance targets are achieved.

Because Pulse Entertainment had not yet established an equity incentive plan under which the options could have been formally granted at the time the Business Development Agreement was executed, and accordingly had not reserved shares of common stock for issuance under an equity incentive plan, there was insufficient information to determine the fair value of the option grant at the effective date of the Business Development Agreement. Therefore, Pulse Entertainment is unable to determine the fair value of the option grant on the grant date and has not recorded a liability on its books and records.

The Business Development Agreement was terminated in September 2014. The Company is currently in negotiations with the consultants to reach a settlement in lieu of the Pulse Entertainment stock option grant. Since the Company cannot reasonably estimate or determine a likely outcome, no liability has been recorded for the quarter ended September 30, 2014.

In July, the Company entered into an Investor Introduction Agreement (“the II Agreement”) with an international advisory services group (“the Advisor”). The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing a coherent investor relations strategy. The II Agreement calls for the Advisor to be paid a success fee in cash equal to up to eleven percent of all investments introduced by the Advisor through September 30, 2014, subsequent to that date the cash fee for any such transactions is permanently reduced to six percent. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions.

In September 2014, the Company entered into a Consulting Agreement (“AB Agreement”) with a member of Art Story LLC whose managing member is the Executive Chairman of the Company. The consultant is to provide services related to story art development. Under the term of the agreement the consultant is to provide services for one year to and is to be paid in monthly payments of $12,500.

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

Contractual Commitments

The Company has entered into a production-related contract. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At the three months ended September 30, 2014, the future minimum payments due for future profit sharing under the contract are $4,000,000.

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

On September 17, 2014, the Court issued a Revised Discovery Plan and Scheduling Order setting the discovery cut-off date of September 28, 2015, and set the deadline for dispositive motions as October 28, 2015. The Court did not set a trial date. The Court also did not rule on the Motions to Dismiss made pursuant to FRCP Rule 12(b)(6) and 12(b)(3) filed on June 24, 2014 by Pulse Evolution Corporation, Pulse Entertainment Corporation and John Textor. The Motions to Dismiss remain pending. On November 4, 2014, Pulse Evolution Corporation, Pulse Entertainment Corporation and John Textor served their Initial Disclosure of Non-Infringement and Invalidity Contentions pursuant to L.R. 16.1. The defendants anticipate filing a Motion for Summary Judgment as soon as is practicable.

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

NOTE 8. CAPITALIZATION

Common Stock Issued in Private Placements

For the three months ended September 30, 2014, the Company sold 4,919,356 shares of its common stock at an average price of $0.45 per share for aggregate, gross proceeds of $2,225,000 and aggregate net proceeds of $2,156,720. The Company also received net proceeds of $152,023 from an investor under a securities purchase agreement entered into prior to June 30, 2014.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owns an 81.1% interest. The remaining 4,068,869 shares of Pulse Entertainment common stock may be exchanged by the Pulse Entertainment shareholders pursuant to the Share Exchange Agreement for 22,535,399 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

Common Stock Issued in Payment of Subsidiary Payable

Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions.

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. The Company recorded the par value of the stock at $1,462 and additional paid in capital of $455,191.

For the three months ended September 30, 2014, the Advisor had earned 30,000 shares of the Company’s common stock under the terms of the Agreement. The value of the shares was $18,600 and was recorded as a reduction to additional paid in capital.

Common Stock Issued to Service Providers

In determining the fair value of the services rendered by third parties, the Company uses the value of the services or the fair value of the common stock at the time the common stock was issued whichever is more readily determinable at the time the services are rendered.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three non-refundable monthly payments of $30,000, and quarterly restricted stock grants equal to one-half of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and one-half percent of the outstanding shares of common stock. The fee is payable equally in cash and stock. The Company recorded stock compensation expense of $368,305 upon issuance of 594,039 shares of its common stock.

The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. No such qualified financing transaction was contemplated as of September 30, 2014.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company’s forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states. Because of the Company’s history of tax losses, all income tax returns filed remain open to examination by U.S federal and state tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

No federal, state and local tax benefit was recorded during the three months ended September 30, 2014 for the Company’s pretax loss, because the future realizability of such benefits was not considered to be more likely than not and accordingly, a full valuation allowance against the tax benefit has been recorded.

NOTE 10. RELATED-PARTY TRANSACTIONS

Pulse Entertainment Corporation entered into an Asset Transfer and Assignment Agreement (the “Transfer Agreement”) with Tradition Studios I.P. Acquisition Inc., (“Tradition”) in April 2014. The agreement is effective as of the inception date of Pulse Entertainment and included the transfer of property and equipment with a historical cost of approximately $14,000 and general liabilities with a historical cost of approximately $81,100, resulting in a transfer of net liabilities of approximately $67,000. As of the effective date of the Transfer Agreement, the Executive Chairman of Pulse Entertainment had a majority control of Pulse Entertainment and also had majority control of Tradition. The transfer of assets and liabilities was considered a common control transaction in accordance with the accounting guidance in ASC Topic 605-35, Business Combinations. As such, Pulse Entertainment recorded the assets and liabilities at historical cost at the time of the transfer with a charge against equity in additional paid in capital for the net liabilities at the time of transfer. The liability of $81,100 was paid in July 2014 to another entity controlled by the Executive Chairman.

In August 2014, the Company’s board of directors approved payments of director fees for fiscal year 2015. All director fees for the fiscal year 2015 totaling $100,000 were paid as of September 30, 2014.

NOTE 11. SUBSEQUENT EVENTS

In October 2014, the Company sold 2,622,679 shares of its common stock at an average price of $0.62 per shares for aggregate, gross proceeds of $1,626,060.

In October 2014, under the terms of the Share Exchange Agreement as more fully disclosed in Note 8 – Capitalization, the Company issued 15,135,973 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock raising its ownership percentage in Pulse Entertainment to 93.8%.

In October 2014, the Company entered into a multi-year agreement with the Estate of Marilyn Monroe, LLC (“the Monroe Estate”) to develop for the Monroe Estate entertainment projects to utilize a realistic computer-generated image of Marilyn Monroe. The likeness will be used to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe. Under the terms of the agreement, the Company issued 2,800,000 shares of common stock to the Monroe Estate and provides the option to put the shares back to the Company on or before a certain date in the future in exchange for cash.

In October 2014, the Company entered into a consulting agreement with a third party to provide executive leadership in the formation of a new division of the Company. Under the terms of the agreement, the consultant will provide services in the development of a business plan, technology planning, and fundraising. Under the term of the agreement, the consultant is to provide services for six months and is to be paid a monthly base payment of $10,000, with additional amounts to be paid under certain performance conditions. If certain performance targets, as defined in the agreement, are met, the Company would create a newly formed subsidiary and the consultant would become the Chief Executive Officer of the newly developed subsidiary. Additionally, beginning upon the execution of this agreement, the consultant became a member of the Company’s advisory board and was granted 1,152,000 shares of the Company’s restricted common stock which vest quarterly in equal installments over a two year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition as of September 30, 2014 and June 30, 2014, and results of operations and cash flows for the three months ended September 30, 2014 should be read in conjunction with the consolidated financial statements and other information presented in this Quarterly Report on Form 10-Q.

We have defined various periods that are covered in this report as follows:

●	“fiscal 2015” — July 1, 2014 through June 30, 2015
●	“fiscal 2014” — October 10, 2013 (inception date) through June 30, 2014
●	“three months ended September 30, 2014” – July 1, 2014 through September 30, 2014

Overview

Pulse Evolution Corporation (“we”, “us”, “our”, the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. During fiscal 2014 our controlling shareholder sold his interest in our Company on May 15, 2014. In anticipation of this change of control, we changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, high-impact applications of computer-generated human likeness for utilization in entertainment, life sciences, education and telecommunication.

On September 30, 2014, we completed the initial closing under the Share Exchange Agreement we entered into with Pulse Entertainment and certain of its shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue 35,827,309 shares of our unregistered common stock, net of cancellations, to certain shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock (the “Share Exchange”). Upon completion of the initial closing, Pulse Entertainment became a subsidiary of our company in which we own an 81.11% interest. We plan to complete the acquisition of an additional 4,068,869 shares of Pulse Entertainment common stock pursuant to the Share Exchange Agreement by issuing 22,535,399 shares of our common stock no later than December 25, 2014. Upon completion of this part of the acquisition, Pulse Entertainment will become our wholly owned subsidiary.

We produced a computer-generated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael contributed to the award show’s highest television viewership in 13 years and an 11-year high in advertising in the demographic of viewers age 18 to 49. This production reached approximately 11 million television viewers during the initial ABC network broadcast, followed by more than 51 million online views through YouTube and Vevo and generated more than 2,400 news articles and an estimated 98 billion internet impressions for the Michael Jackson hologram and more than 300 million internet impressions estimated for our company and members of our management. Further, in August and October, 2014 respectively, we entered into multi-year agreements with the owners of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computer-generated image of these celebrities. These celebrities are among the world’s most famous talent. We plan to use the computer-generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials.

Revenues from the estates of these three late celebrities rank them among the top earning celebrity estates in the world, with estimated aggregate earnings in 2013 in excess of $200,000,000 as stated by Forbes.com in an October 23, 2013 web article. The revenues of these estates have been derived primarily from licensing the still and motion picture images and recordings captured when the respective celebrities were alive. Further, they are based on clippings, outtakes and performances from the lives and careers of the historical celebrities. We believe that our first live presentation of the Virtual Michael Jackson performance demonstrated that we are able to re-launch the careers of deceased celebrities. More than staging an encore to their historical careers of Michael Jackson, Elvis Presley and Marilyn Monroe, the virtual performances will be judiciously and compellingly contemporized and made relevant to whole new audiences through new performance forms and media. We are poised to create virtual celebrities that can do things and go places their historical originals never could, while remaining true to their original values, identities, personalities and preferences.

We believe that our digital likeness rights agreements and our plans for virtual performances of Michael Jackson, Elvis Presley and Marilyn Monroe provide us with the foundation for significant growth in our core business.

Plan of Operations and Liquidity

As of the date of this report, we have raised approximately $13.8 million since our inception and are highly dependent on raising capital to fund our start-up and growth strategies. Our core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of live-virtual and commercial formats.

In execution of our business plan, we have considered various execution models. Originally, we intended to focus on providing virtual performers for appearances and collecting royalties when our Company has an ownership interest in the intellectual property rights for the virtual performer (the “Talent Model”). Under the Talent Model, we would permit other producers to create performances that make use of virtual performers created by us.

Subsequently, we decided to explore and develop opportunities to act as a producer of events (the “Producer Model”), thereby enabling us to exert significant creative and technological control over the performance productions, and to capture significantly greater portions of the realizable economic value created by the virtual performance.

Under both models, we expect to generate revenues and/or positive operating cash-flow on all digital construction, animation, and production services that it provides, plus royalties when the work involves intellectual property rights held by our Company. Under both models, we have significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an as-needed basis for each project or production (“Contract Staffing”), and to what extent the Company carries a concentration of creative and production resources in-house (“In-House Staffing”).

While execution of the Producer Model enables our Company to capture more of the value created by the virtual performers, it also requires that we raise significant amounts of production capital, which is similar to project financed equity or non-recourse debt into production subsidiaries. Executing this model with In-house Staffing gives us certain strategic advantages and flexibility in the development of new concepts and application of new technologies, yet it also requires a higher employee headcount and the related operating overhead.

Our ability to fund operations and meet obligations on a timely basis is dependent on our ability to match the available financial resources to our operating model (Talent vs. Producer) and our execution strategy (Contract Staffing vs. In-House Staffing). The decisions we make with regard to operating model and execution strategy drive our Company’s capital and liquidity requirements.

We are currently operating under the Producer Model with significant In-House Staffing resources. Consequently, our Company is heavily reliant upon raising equity capital to finance our operations, meet our working capital requirements and finance productions. To the extent that full development of the Company’s growth opportunities also requires forming strategic alliances, we are prepared to do so.

If, however, we are unable to successfully raise sufficient additional capital and generate cash flow from operations, we would likely have to reduce our dependence on In-House Staffing and limit many, if not all, of our Company’s activities as a producer.

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

Results of Operations

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended September 30, 2014. We began our operations on October 10, 2013. Accordingly, no three month period over period analysis is included.

Revenues

Revenues during the three months ended September 30, 2014 were $88,151.

Total Operating Expenses

Total operating expenses during the three months ended September 30, 2014 were $3,572,088, primarily as a result of general and administrative expenses.

Net Loss

Net loss during the three months ended September 30, 2014 was $3,483,937.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2014 and June 30, 2014, we had a cash balance of $263,432 and $1,539,719, respectively and working capital (deficit) of $(589,985) and $723,675, respectively.

Net cash used in operating activities was $2,583,656 for the three months ended September 30, 2014. The cash used in operating activities was primarily a result of the net loss from operations before non-controlling interests of $3,483,937 offset by payments of stock-based compensation of $368,305, a decrease in prepaid assets of $24,999 and an increase in accounts payable and accrued expenses of $459,716.

Net cash used in investing activities was $1,001,374 for the three months ended September 30, 2014 was primarily a result of $1,000,000 paid for acquiring certain licensing rights.

Net cash provided by financing activities during the three months ended September 30, 2014, was $2,308,743. Cash provided by financing activities was a result of additional sales of our common stock, net of stock issuance costs.

Issuances of our Common Stock

As is more fully described in Note 9 to our Condensed Consolidated Financial statements contained elsewhere in this quarterly report, we have raised approximately $13.8 million to date through the issuances of our common stock. Issuances occurring after June 30, 2014 include the following:

Common Stock Issued in Private Placements

Beginning in July 2014, we have sold 7,542,035 shares of our common stock at an average price of $0.51 per share for aggregate, gross proceeds of $3,851,060. Of those amounts, for the three months ended September 30, 2014, we have sold 4,919,356 shares of our common stock at an average price of $0.45 per share for aggregate, gross proceeds of $2,225,000. Subsequent to September 30, 2014, we have sold 2,622,679 shares of our common stock at an average price of $0.62 for aggregate gross proceeds of $1,626,060. The Company also received net proceeds of $152,023 from an investor under a securities purchase agreement entered into prior to June 30, 2014.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owns an 81.1% interest. The remaining 4,068,869 shares of Pulse Entertainment common stock may be exchanged by the Pulse Entertainment shareholders pursuant to the Share Exchange Agreement for 22,535,399 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

Common Stock Issued in Payment of Subsidiary Payable

Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions.

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. The Company recorded the par value of the stock at $1,462 and additional paid in capital of $455,191.

For the three months ended September 30, 2014, the Advisor had earned 30,000 shares of the Company’s common stock under the terms of the Agreement. The value of the shares was $18,600 and was recorded as a reduction to additional paid in capital.

Common Stock Issued to Service Providers

In determining the fair value of the services rendered by third parties, the Company uses the value of the services or the fair value of the common stock at the time the common stock was issued whichever is more readily determinable at the time the services are rendered.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three non-refundable monthly payments of $30,000, and quarterly restricted stock grants equal to one-half of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and one-half percent of the outstanding shares of common stock. The fee is payable equally in cash and stock. The Company recorded stock compensation expense of $368,305 upon issuance of 594,039 shares of its common stock.

The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. No such qualified financing transaction was entered into as of September 30, 2014.

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

Stock-based Compensation

ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

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

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments using the Black-Scholes option pricing model and utilized the following assumptions for determination of its financial instrument as of September 30, 2014:

Fair value of exchange warrants option	September 30, 2014	June 30, 2014

Number of shares	2,800,000
Fair value of option	$476,000	-
Term in years	1.61	-
Risk-free interest rate	0.34%	-
Volatility	76.63%	-
Dividend rate	0.00%	-

Earnings per Share

Basic earnings per share are computed based upon the weighted-average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully-diluted, earnings per share is computed based upon the weighted-average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three months ended September 30, 2014, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2014. These common stock equivalents include exchange warrants for shares of the Company’s common stock and rights to exchange shares of Pulse Entertainment Corporation common stock for shares of the Company’s common stock.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the following periods, because their inclusion would have had an anti-dilutive effect, are summarized as follows:

Three Months Ended September 30, 2014

Share exchange right of subsidiary shareholders	22,535,399
Exchange warrants option	2,800,000
Total	25,335,399

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On September 17, 2014, the Court issued a Revised Discovery Plan and Scheduling Order setting the discovery cut-off date of September 28, 2015, and set the deadline for dispositive motions as October 28, 2015. The Court did not set a trial date. The Court also did not rule on the Motions to Dismiss made pursuant to FRCP Rule 12(b)(6) and 12(b)(3) filed on June 24, 2014 by Pulse Evolution Corporation, Pulse Entertainment Corporation and John Textor. The Motions to Dismiss remain pending. On November 4, 2014, Pulse Evolution Corporation, Pulse Entertainment Corporation and John Textor served their Initial Disclosure of Non-Infringement and Invalidity Contentions pursuant to L.R. 16.1. The defendants anticipate filing a Motion for Summary Judgment as soon as is practicable.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities sold or issued by the Company without registration under the Securities Act during the period commencing on July 1, 2014 and ending on September 30, 2014:

a) Sales of Unregistered Securities

For the three month period of July 1, 2014 through September 30, 2014, we sold 4,919,356 shares of our common stock at an average price of $0.45 per share for aggregate, gross proceeds of $2,225,000.

For the three months ended September 30, 2014, the Advisor had earned 30,000 shares of the Company’s common stock under the terms of the Agreement. The value of the shares was $18,600 and was recorded as a reduction to additional paid in capital.

Each of the above-described transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D or Rule 701 promulgated thereunder, as transactions not involving a public offering or involving the issuance of securities in certain compensatory circumstances. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

2.1	Share Exchange Agreement among Pulse Evolution Corporation and Pulse Entertainment Corporation dated September 25, 2014.	8-K	333-190431	2.1	9/26/2014

10.1	Lease Agreement between Pulse Entertainment Corporation and Inland Diversified Port St. Lucie Square, LLC dated March 1, 2014.	8-K	333-190431	10.1	10/7/14

10.2	Asset Transfer and Assignment Agreement between Pulse Entertainment Corporation and Tradition Studios I.P. Acquisition Inc. dated April 4, 2014.	8-K	333-190431	10.2	10/7/14

10.3	Form of Share Purchase Agreement between Alon Nigri and certain purchasers.	8-K	333-190431	10.2	5/16/14

10.4	Form of Securities Purchase Agreement.	8-K	333-190431	10.1	9/26/14

10.5*	Partner Agreement between ABG EPE IP, LLC and Pulse Evolution Corporation effective as of August 1, 2014.	8-K	333-190431	10.2	9/26/14

10.6*	Partner Agreement between The Estate of Marilyn Monroe LLC and Pulse Evolution Corporation effective as of October 1, 2014.	8-K	333-190431	10.1	10/10/14

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL INSTANCE DOCUMENT					X

101.SC**	XBRL TAXONOMY EXTENSION SCHEMA					X

101.CA**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DE**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LA**	XBRL TAXONOMY EXTENSION LABEL LINKBASE					X

101.PR**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

+ Management contract or compensatory plan or arrangement.

* Portions of this agreement have been omitted and redacted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE EVOLUTION CORPORATION
Date: November 14, 2014	(Registrant)

	By:	/s/ Frank Patterson
	Name:	Frank Patterson
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/William P. Krueger
	Name:	William P. Krueger
	Title:	Chief Financial Officer (principal financial and accounting officer)

