Form 10-Q
period 2014-12-31
Pulse Evolution Corp
filed 2015-08-20
CIK 1583138

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333190431

PULSE EVOLUTION CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	471336692
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

10521 SW Village Center Drive, Suite 201

Port St. Lucie, FL

(Address of principal executive offices)

(772) 5454100

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated Filer [ ]	Accelerated Filer [ ]

Nonaccelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 20, 2015 the registrant had 135,434,069 shares issued and outstanding shares of common stock.

PULSE EVOLUTION CORPORATION.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	F-1

	a) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014	F-1

	b) Condensed Consolidated Statement of Operations for the Three and Six Months Ended December 31, 2014 and the Period from October 10, 2013 through December 31, 2013	F-2

	c) Condensed Consolidated Statement of Cash Flows for the Three and Six Months Ended December 31, 2014 and the Period from October 10, 2013 through December 31, 2013	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	9

Item 4.	Controls and Procedures	9

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

2

A CAUTIONARY NOTE REGARDING FORWARDLOOKING STATEMENTS

This Quarterly Report on Form 10Q contains “forwardlooking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forwardlooking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forwardlooking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forwardlooking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forwardlooking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forwardlooking statements and/or predictions are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10K filed with the Securities and Exchange Commission (“SEC”) on October 10, 2014 and other reports we file with the SEC.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forwardlooking statements we make and that investors should not place undue reliance on any such forwardlooking statements. Further, any forwardlooking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forwardlooking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forwardlooking statements.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	June 30, 2014

Assets
Current assets:
Cash	$4,854	$1,539,719
Prepaid legal fees	47,288	134,675
Prepaid deposits and other assets	548,855	66,856
Total current assets	600,997	1,741,250
Property and equipment, net	38,618	22,886
Intangible assets and other assets	1,829,050	3,167
Total assets	$2,468,665	$1,767,303
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$926,491	$341,055
Accrued expenses	611,831	676,520
Related party note payable	300,000	-
Total current liabilities	1,838,322	1,017,575

Commitments and Contingencies

Redeemable common stock, $0.001 par value, 2,800,000 and 0 issued and outstanding at December 31, 2014 and June 30, 2014, respectively	1,000,000	-

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized at par value of $0.001 per share, no shares issued and outstanding at December 31, 2014	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001 per share, 135,434,440 and 109,627,349 issued and outstanding at December 31, 2014 and June 30, 2014, respectively	135,435	109,627
Subscription receivable	(1,253)	(153,276)
Additional paid in capital	14,756,183	9,116,789
Accumulated deficit	(14,976,602)	(8,465,066)
Total Pulse Evolution Corporation equity	(86,237)	608,074
Noncontrolling interests	(283,420)	141,654
Total liabilities and equity	$2,468,665	$1,767,303

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2014	Period from October 10, 2013 (inception) through December 31, 2013	Six Months Ended December 31, 2014	Period from October 10, 2013 (inception) through December 31, 2013
Statement of Operations
Revenues	$-	$-	$88,151	$-
Costs and expenses	3,452,673	219,209	7,024,761	219,209
Net operating loss	(3,452,673)	(219,209)	(6,936,610)	(219,209)
Loss before income taxes	(3,452,673)	(219,209)	(6,936,610)	(219,209)
Income tax expense	-	-	-	-
Net loss before non-controlling interests	(3,452,673)	(219,209)	(6,936,610)	(219,209)
Net loss attributable to non-controlling interests	160,300	-	425,074	-
Net loss attributable to common shareholders	(3,292,373)	(219,209)	(6,511,536)	(219,209)

Basic and Diluted loss per share attributable to Pulse Evolution Corporation common shareholders	$(0.03)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	129,948,852	86,718,357	121,534,413	86,718,357

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATIONAND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	Period from October 10, 2013 (inception) through
	December 31, 2014	December 31, 2013

Cash flows from operating activities
Net loss	$(6,936,610)	$(219,209)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	151,972	-
Share-based compensation expense	488,552	-
Changes in operating assets and liabilities:		-
Prepaid legal fees	87,387	-
Prepaid deposits and other assets	18,918	(4,700)
Purchase of licensing rights	(1,000,000)	(701,489)
Accounts payable	1,032,778	69,985
Accrued expenses	(14,689)	86,535
Net cash used by operating activities	(6,171,692)	(768,878)
Cash flows from investing activities:
Purchase of property and equipment	(18,504)	-
Net cash used in investing activities:	(18,504)	-
Cash flows from financing activities:
Net proceeds from sales of common stock	4,405,331	3,210,648
Net proceeds from loan	250,000	-
Net cash provided by investing activities:	4,655,331	3,210,648
Net increase (decrease) in cash and cash equivalents	(1,534,865)	2,441,770
Cash and cash equivalents, beginning of period	1,539,719	-
Cash and cash equivalents, end of period	$4,854	$2,441,770
Supplement cash flow information:
Payment of payable in common stock	$456,653	$-
Exchange warrant option issued to acquire licensing rights	$476,000	$-
Issuance of redeemable common stock for licensing rights	$1,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION

Notes to the Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Pulse Evolution Corporation was incorporated on May 31, 2013, under the laws of the State of Nevada under the name QurApps, Inc., initially announcing plans to develop software applications for mobile devices. In anticipation of a change of control transaction, which closed on May 15, 2014, the Company changed its name to Pulse Evolution Corporation effective May 8, 2014.

The Company is a recognized pioneer and leading developer of hyper-realistic digital humans for holographic live performances, virtual reality, augmented reality and artificial intelligence. Founded by the producers of the world’s most globally recognized digital humans, the Company is initially focused on the development of computer-generated digital humans for entertainment and media applications, such as live and holographic concerts, virtual reality, advertising, feature films and branded content. In this regard, the Company is principally focused on generating revenues from key agreements with the leading celebrity estates of Michael Jackson, Elvis Presley and Marilyn Monroe.

The Company believes that digital humans will be ubiquitous in society, culture and industry. They will not only perform on stage or in film, as has already been witnessed, but they will also represent us individually as digital likeness avatars, in realistic and fantasy form, appearing on our behalf, and interacting in electronic and mobile communication, social media, video games and virtual reality. The Company believes digital humans will ultimately provide a relatable human interface for artificial intelligence applications, ‘thinking’ machine systems that, through the technology, will appear as realistic communicating humans through mobile devices, digital signage, classrooms and through lightweight wearable augmented reality glasses and virtual reality headsets.

Beyond the Company’s immediate focus on entertainment, the Company is devoting significant resources to developing the role of digital humans in virtual reality and in artificial intelligence. In the first quarter of our fiscal year 2016, the Company entered into a contract services relationship, developing digital humans and content, for a leading virtual reality industry company. Though there are no plans to pursue a business model of contract services, the project has enabled the Company to further develop its proprietary human animation technologies and efficiently enter into the high-growth virtual reality industry. The Company has also recently consummated its first joint venture with an artificial intelligence company. Pursuant to the terms of this agreement, SpaceBoy, a leading Japan-based artificial intelligence company, made a direct equity investment into Company common stock, while also providing the Company with an opportunity to build ‘thinking’ digital humans based on SpaceBoy’s ‘AI Inside’ technology. It is the Company’s goal to be the ‘face’ of artificial intelligence, to provide a human form to interactive artificially intelligent computer beings. The Company believes the experience and vision of our leadership team, combined with existing and growing business relationships, have positioned the Company to be a leading pioneer in the worlds of virtual reality and artificial intelligence.

The Company’s media and entertainment business model is focused on participation in intellectual property through the development, production and ownership of entertainment properties featuring globally recognized animated virtual performers and through multiyear revenueshare relationships with living celebrities and late celebrity estates. In late 2013, Pulse Entertainment Corporation (“Pulse Entertainment”), now a wholly-owned subsidiary of the Company, entered into a multiyear agreement with the estate of Michael Jackson to produce a photorealistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Michael Jackson’ in diverse entertainment and media applications. In August 2014, the Company entered into a multiyear agreement with ABG EPE IP, LLC (“ABG”), the principal owner of rights related to the estate of the late celebrity Elvis Presley to produce a photorealistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Elvis Presley’ in diverse entertainment and media applications. In October 2014, the Company entered into a multiyear agreement with the estate of the late celebrity Marilyn Monroe to produce a photorealistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the ‘Virtual Marilyn Monroe’ in diverse entertainment and media applications.

Acquisition of Pulse Entertainment

In May 2014, the Company signed a letter of intent to exchange at least a majority of its unissued shares of common stock for 100% of the outstanding common stock of Pulse Entertainment Corporation, a related party. The Company entered into a share exchange agreement on September 26, 2014 (the “Share Exchange Agreement”) with Pulse Entertainment in which the Company agreed to issue up to 58,362,708 shares of its unregistered common stock, $0.001 par value (the “Common Stock”) to the shareholders of Pulse Entertainment holding 21,535,252 shares of its issued and outstanding common stock (the “Share Exchange”), such shares representing 100% of the issued and outstanding common stock of Pulse Entertainment. Upon closing of the transaction, Pulse Entertainment will become a subsidiary of the Company and the total shares of common stock outstanding are expected to be 146,280,014. On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. During the three months ended December 31, 2014, the Company exchanged additional shares under the Share Exchange Agreement pursuant to which it agreed to issue 15,135,973 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment canceled 60,910,113 shares of the Company’s common stock previously issued to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned a 93.8% interest at December 31, 2014. The remaining 1,336,000 shares of Pulse Entertainment common stock were exchanged in June 2015 and July 2015 by the Pulse Entertainment Shareholders pursuant to the Share Exchange Agreement for 7,399,426 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

Recapitalization

The Company’s acquisition of Pulse Entertainment was accounted for as a recapitalization of Pulse Entertainment since the shareholders of Pulse Entertainment obtained voting and managing control of the Company. Pulse Entertainment was the acquirer for financial reporting purposes and Pulse Evolution was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Pulse Evolution and Pulse Entertainment, the historical operations of Pulse Entertainment and their consolidated operations from the September 30, 2014 closing date of the acquisition. Pulse Entertainment retroactively applied its recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements for the three and six months ended December 31, 2014 and for the period from October 10, 2013 through December 31, 2013.

Because Pulse Entertainment is the acquirer for financial reporting purposes, comparative prior year data is presented for the period from October 10, 2013 through December 31, 2013 due to Pulse Entertainment’s incorporation occurring on October 10, 2013 in the state of Delaware.

Liquidity

The Company has been highly dependent on raising capital to fund its startup and growth strategies. To date, the Company has raised capital from the sales of its common stock without restrictive covenants from institutional investors and strategic partners (See Note 8 Capitalization). On September 30, 2014, the Company and Pulse Entertainment completed an initial closing under the terms of a share exchange agreement they entered into whereby Pulse Entertainment became a subsidiary of the Company. As of December 31, 2014, the Company owns 93.8% of Pulse Entertainment.

The Company’s core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of livevirtual and commercial formats.

In execution of its business plan, the Company has considered various models for executing its business plan. Originally, the Company intended to focus on providing virtual performers for appearances and collecting royalties when the Company has an ownership interest in the intellectual property rights for the virtual performer (the “Talent Model”). Under the Talent Model, the Company would permit other producers to create performances that make use of virtual performers created by the Company. In addition to being available for performances in entertainment productions, the virtual performers would also be available for diverse other appearances, such as television commercials, print advertising campaigns, short-form content and downloadable apps. Under the Talent Model, the Company is positioned to earn revenues from its virtual performers, and through its revenue share agreements with celebrity estates, in a manner that is consistent with how the ‘actual’ celebrities would earn revenues through their direct performances and appearances.

The Company has also considered a traditional visual effects services model, principally in response to requests by third-parties that would like to build computer generated, digital humans depicting actual historical figures, living celebrities and fictional fantasy characters. To the extent the Company has available human resources, whether between production contracts or otherwise, the Company believes such services projects represent an opportunity to generate additional high-margin revenue, based on our human animation specialization, and also the opportunity to see additional benefits of the services work as ‘funded research and development’. Additionally, certain of these projects also have the potential to strengthen the Company’s reputation as a leader in the field of human animation.

Subsequently, the Company decided to explore and develop opportunities to act as a producer of events (the “Producer Model”), thereby enabling the company to exert significant creative and technological control over the performance productions, and to capture significantly greater portions of the realizable economic value created by the virtual performance.

Under both models, the Company expects to generate revenues and/or positive operating cashflow on all digital construction, animation, and production services that it provides, plus royalties and performance fees when the work involves intellectual property rights held by the Company. Under both models, the Company has significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an asneeded basis for each project or production (“Contract Staffing”), and to what extent the Company carries a concentration of creative and production resources inhouse (“InHouse Staffing”).

While execution of the Producer Model enables the Company to capture more of the value created by the virtual performers, it also requires the Company to raise significant amounts of production capital, which is similar to project financed equity or nonrecourse debt into production subsidiaries. Executing this model with Inhouse Staffing gives the Company certain strategic advantages and flexibility in the development of new concepts and application of new technologies, yet it also requires a higher employee headcount and the related operating overhead.

The Company’s ability to fund its operations and meet its obligations on a timely basis is dependent on its ability to match the available financial resources to its operating model (Talent vs. Producer) and its execution strategy (Contract Staffing vs. InHouse Staffing). The decisions the Company makes with regard to operating model and execution strategy drive the capital and liquidity requirements.

The Company is currently operating under the Producer Model with significant InHouse Staffing resources. Consequently, the Company is heavily reliant upon raising equity capital to finance our operations, meet our working capital requirements and finance productions. To the extent that full development of the Company’s growth opportunities also requires forming strategic alliances, the Company is prepared to do so.

If, however, the Company is unable to successfully raise sufficient additional capital and generate cash flow from operations, the Company would likely have to curtail its activities as a production company, reduce its dependence on InHouse Staffing resources and downsize the scale of its operations in a manner consistent with the Talent Model.

Basis of Presentation and Consolidation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in Form 8-K filed with the SEC on October 10, 2014.

The accompanying condensed consolidated financial statements include the accounts of Pulse Evolution Corporation, its majorityowned subsidiary Pulse Entertainment Corporation and its whollyowned subsidiary The Kopp Initiative, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company retroactively applied its recapitalization per the Share Exchange Agreement for all periods presented in the accompanying unaudited condensed consolidated financial statements.

Reclassifications

The accompanying condensed consolidated financial statements include certain reclassifications of amounts in the June 30, 2014 financial statements in order to conform to the December 31, 2014 presentation.

Prepaid and Other Assets

The Company had paid a launch fee of $1,000,000 for the multiyear agreement with ABG, as described in Note 4 Intangibles and Other Assets. In April 2015 this agreement was amended to reduce the launch fee to $500,000 and use the remaining payment made by the Company to fund the $500,000 service contract when expenses are incurred. The Company reclassified $500,000 of the launch fee to prepaid expenses as of December 31, 2014.

Revenue Recognition

The Company has entered into a production services agreement with the estate of a deceased celebrity that provide revenues based on certain production services. Revenue is recognized on a straightline basis over each contract period, as defined in each agreement. As the production services are rendered, revenue is recognized.

Stockbased Compensation

Accounting Standard Codification (“ASC”) 718, “CompensationStock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company measures the cost of employee services received in exchange for an award based on the grantdate fair value of the award. The Company accounts for nonemployee sharebased awards based upon ASC 50550, “EquityBased Payments to NonEmployees.” ASC 50550 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, the Company’s awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, the Company estimates the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, the Company adjusts the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

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

Earnings per Share

Basic earnings per share are computed based upon the weightedaverage number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fullydiluted, earnings per share is computed based upon the weightedaverage number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three and six months ended December 31, 2014, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be antidilutive. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2014. These common stock equivalents include warrants for shares of the Company’s common stock and rights to exchange shares of Pulse Entertainment Corporation common stock for shares of the Company’s common stock.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2014, because their inclusion would have had an antidilutive effect, are summarized as follows:

	Three Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014

Share exchange right of subsidiary shareholders	7,399,426	22,535,399
Unvested restricted stock	1,152,000	1,152,000
Warrants	2,800,000	2,800,000
Total	11,351,426	26,487,399

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 201409 (ASU 201409), Revenue from Contracts with Customers. ASU 201409 will eliminate transaction and industryspecific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 201409 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 201409 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulativeeffect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 201409 on our results of operations or financial condition.

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

NOTE 2. PROPERTY & EQUIPMENT

Property and equipment as of December 31, 2014 and June 30, 2014 consist of the following:

	December 31, 2014	June 30, 2014
Computers and other equipment	$28,309	$9,805
Furniture and fixtures	14,061	14,061
Total property and equipment, cost	42,370	23,866
Less accumulated depreciation	(3,752)	(980)
Total property and equipment, net	$38,618	$22,886

The range of estimated useful lives for property and equipment at December 31, 2014, and June 30, 2014 was five to seven years.

Depreciation expense on property and equipment totaled $1,711 and $2,772 for the three and six months ended December 31, 2014, respectively.

NOTE 3. INTANGIBLE AND OTHER ASSETS

In August 2014, the Company entered into a multiyear agreement with ABG to develop for ABG, entertainment projects to utilize a realistic computergenerated image of Elvis Presley. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. There was a launch fee valued at $500,000 paid for in cash and an additional warrant issued. The warrant was valued based on the fair value at the time of issuance.

The Company determines the fair value of its financial instruments using the BlackScholes option pricing model and utilized the following assumptions for determination of the fair value of its financial instrument as of December 31, 2014:

Fair value of exchange warrants option	December 31, 2014	June 30, 2014
Number of shares	2,800,000
Fair value of option	$476,000	-
Term in years	1.61	-
Riskfree interest rate	3.4%	-
Volatility	76.63%	-
Dividend rate	0.00%	-

The initial value has been capitalized and is being amortized over the length of the agreement. At December 31, 2014, fiftyfive months remain unamortized on the agreement. The net value of the intangible asset is $876,800 at December 31, 2014.

In October 2014, the Company entered into a multiyear agreement with the Estate of Marilyn Monroe, LLC (“the Monroe Estate”) to develop for the Monroe Estate entertainment projects to utilize a realistic computergenerated image of Marilyn Monroe. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe. Under the terms of the agreement, the Company issued 2,800,000 shares of common stock to the Monroe Estate. The initial value has been capitalized and is being amortized over the length of the agreement. At December 31, 2014, fifty-seven months remain unamortized on the agreement. The net value of the intangible asset is $950,000 at December 31, 2014.

Additionally, the Company’s agreement with the Monroe Estate included a provision where the Company was to cause the 2,800,000 shares issued to be registered by a specified date. If this did not occur, the Company would be liable to the Monroe Estate for $1,000,000 in order to pay them back for the shares issued. The shares are redeemable at the option of the Monroe Estate and the date to register had passed as of April 1, 2015. Since these shares are redeemable at the option of the holder, they have been classified outside of permanent equity. Also see the Subsequent Events Note 11.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2014 and June 30, 2014 consist of the following:

	December 31, 2014	June 30, 2014
Payroll and payroll related liabilities	$474,359	$132,732
Due to advisor	-	456,653
Stock grant accrual	41,440	-
Other accrued expenses	96,032	87,135
Total accrued expenses	$611,831	$676,520

NOTE 5. NONCONTROLLING INTERESTS

Changes in the noncontrolling interest amounts of our subsidiaries for the three and six months ended December 31, 2014 were as follows:

Balance at June 30, 2014	$141,654
Net loss attributable to noncontrolling interests	(516,853)
Balance at September 30, 2014	(375,199)
Adjust for share exchange	252,079
Net loss attributable to noncontrolling interests	(160,300)
Balance at December 31, 2014	$(283,420)

During the three and six months ended December 31, 2014, the Company’s subsidiary Pulse Entertainment realized a net loss of $2,585,484, and $5,320,158 respectively. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Pulse Entertainment’s earnings to noncontrolling interests based on the percentage of common stock of Pulse Entertainment not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to noncontrolling interests. During the three and six months ended December 31, 2014, $2,585,484, and $5,320,158, respectively, of Pulse Entertainment’s net loss was allocated to accumulated deficit representing the Company’s proportionate holdings in Pulse Entertainment’s common stock outstanding. During the three months ended December 31, 2014, the Company completed additional closings under the Share Exchange Agreement pursuant to which it agreed to issue 15,135,973 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment canceled 60,910,113 shares of the Company’s common stock previously issued to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned a 93.8% interest at December 31, 2014. There was an increase of $252,079 to the allocation of Pulse Entertainment’s net loss after the share exchanges that occurred during the three months ended December 31, 2014. The Pulse Entertainment’s net loss allocated to non-controlling interests were $329,850 and $160,300 for the three and six months ended December 31, 2014, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in Florida under a non-cancellable operating lease with an expiration date of March 31, 2015. The Company negotiated a monthtomonth lease commencing on March 1, 2015. The monthly lease expense through March 1, 2015 was approximately $12,000. Beginning on March 1, 2015, the negotiated rate is $6,000 each month.

The Company also leases office space on a monthtomonth basis for its production operations. Monthly lease expense is approximately $7,300. On January 1, 2015, the Company signed an operating sub-lease with an expiration date of December 31, 2015. The monthly lease expense beginning on January 1, 2015 is approximately $14,000.

Total rent expense for the three and six months ended December 31, 2014 was approximately $60,900 and $101,671, respectively.

Advisory Agreements

The Company’s majorityowned subsidiary, Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions. As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement as further described in Note 9 Capitalization below.

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

The Business Development Agreement was terminated in September 2014. As of December 2014, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three nonrefundable monthly payments of $30,000, and quarterly restricted stock grants equal to onehalf of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and onehalf percent of the outstanding shares of common stock. The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. The fee is payable equally in cash and stock. This agreement has been terminated as of December 31, 2014.

In October 2014, the Company entered into a consulting agreement with a third party to provide executive leadership in the formation of a new division of the Company. Under the terms of the agreement, the consultant will provide services in the development of a business plan, technology planning, and fundraising. Under the term of the agreement, the consultant is to provide services for six months and is to be paid a monthly base payment of $10,000, with additional amounts to be paid under certain performance conditions. If certain performance targets, as defined in the agreement, are met, the Company would create a newly formed subsidiary and the consultant would become the Chief Executive Officer of the newly developed subsidiary. Additionally, beginning upon the execution of this agreement, the consultant became a member of the Company’s advisory board and was granted 1,152,000 shares of the Company’s restricted common stock which vest quarterly in equal installments over a two year period. As of December 31, 2014 there were no shares issued related to this contract.

Contractual Commitments

The Company has entered into a productionrelated contract with ABG. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At December 31, 2014, the future minimum payments due for future profit sharing under the contract are $4,000,000.

The Company has entered into a productionrelated contract with the Estate of Marilyn Monroe. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At December 31, 2014, the future minimum payments due for future profit sharing under the contract are $2,100,000.

The Company had entered into a one year contract with the former Chief Financial Officer through April 30, 2015. His employment was terminated on January 30, 2015. Although the Company believes that no amounts are owed in connection with this contract, the Company accrued approximately $133,000 at the time of his termination, representing its estimate of the Company’s maximum total cash exposure, should the former employee elect to exercise his contractual right to dispute such amount through arbitration. As of the date of this filing, the Company has received no notice of a filing for arbitration.

Litigation

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14cv00772GMNNJK). The complaint alleges that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further allege that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael J. Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs have not alleged that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. The complaint sought an order of the Court temporarily and permanently enjoining the Defendants from carrying out the Michael Jackson performance, a judgment for infringement, damages, attorneys’ fees and costs. The Plaintiffs’ Emergency Motion for Temporary Restraining Order filed in connection with its May 15, 2014 complaint was denied on May 16, 2014 as the Court found that the Plaintiffs’ failed to establish that they are likely to succeed on the merits of their patent infringement claims and that they are likely to suffer irreparable harm.

On January 9, 2015, the Court modified the Revised Discovery Plan and Scheduling Order confirming both the discovery cutoff date as December 22, 2015 and the deadline for dispositive motions as January 29, 2016. The Court did not set a trial date. Motions to Dismiss made pursuant to FRCP Rule 12(b)(6) and 12(b)(3) filed by Pulse Evolution Corporation, Pulse Entertainment Corporation and John Textor remain pending. The defendants anticipate filing a Motion for Summary Judgment as soon as is practicable.

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

NOTE 7. CAPITALIZATION

Common Stock Issued in Private Placements

For the three and six months ended December 31, 2014, the Company sold 3,471,829 and 8,391,185, respectively, shares of its common stock at an average price of $0.62 and $0.52 per share for proceeds of $2,096,588 and $4,253,309 which are net of fees of $46,470 and $114,750 for the three and six months ended December 31, 2014, respectively.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned a 93.8% interest at December 31, 2014. The remaining 1,366,000 shares of Pulse Entertainment common stock may be exchanged by the Pulse Entertainment shareholders pursuant to the Share Exchange Agreement for 7,399,426 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

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

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of December 31, 2014, the Company recorded the par value of the stock at $1,462 and additional paid in capital of $455,191.

In September 2014, the Advisor had earned 30,000 shares of the Company’s common stock under the terms of the Agreement.

Common Stock Issued to Service Providers

In determining the fair value of the services rendered by third parties, the Company uses the value of the services or the fair value of the common stock at the time the common stock was issued whichever is more readily determinable at the time the services are rendered.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three nonrefundable monthly payments of $30,000, and quarterly restricted stock grants equal to onehalf of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and onehalf percent of the outstanding shares of common stock. The fee is payable equally in cash and stock. The Company recorded stock compensation expense of $368,305 upon issuance of 594,039 shares of its common stock. The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. No such qualified financing transaction was contemplated as of December 31, 2014. This agreement has been terminated as of December 31, 2014.

In November 2014, the Company issued 69,680 shares of its common stock to the Advisor in payment of the services provided under the Agreement. As of December 31, 2014, the Company recorded the par value of the stock at $70 and additional paid in capital of $43,132.

In November 2014, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of December 31, 2014, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

NOTE 8. INCOME TAXES

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

No federal, state and local tax benefit was recorded during the three and six months ended December 31, 2014 for the Company’s pretax loss, because the future realizability of such benefits was not considered to be more likely than not and accordingly, a full valuation allowance against the tax benefit has been recorded.

NOTE 9. RELATED PARTY TRANSACTIONS

Pulse Entertainment Corporation entered into an Asset Transfer and Assignment Agreement (the “Transfer Agreement”) with Tradition Studios I.P. Acquisition Inc., (“Tradition”) in April 2014. The agreement is effective as of the inception date of Pulse Entertainment and included the transfer of property and equipment with a historical cost of approximately $14,000 and general liabilities with a historical cost of approximately $81,100, resulting in a transfer of net liabilities of approximately $67,000. As of the effective date of the Transfer Agreement, the Executive Chairman of Pulse Entertainment had a majority control of Pulse Entertainment and also had majority control of Tradition. The transfer of assets and liabilities was considered a common control transaction in accordance with the accounting guidance in ASC Topic 60535, Business Combinations. As such, Pulse Entertainment recorded the assets and liabilities at historical cost at the time of the transfer with a charge against equity in additional paid in capital for the net liabilities at the time of transfer. The liability of $81,100 was paid in July 2014 to another entity controlled by the Executive Chairman.

In August 2014, the Company’s board of directors approved payments of director fees for fiscal year 2015. All director fees for the fiscal year 2015 totaling $100,000 were paid as of December 31, 2014.

On December 10, 2014, the Company entered into a secured promissory note with a related party. The Company received cash of $250,000 which bears interest at a rate of 8% a year. The note is collateralized by certain property owned by the Company. All remaining unpaid principal and accrued interest is due on January 31, 2015. The Company must also pay an additional $25,000 if paid before December 31, 2014 or an additional $50,000 if paid after December 31, 2014. As of December 31, 2014, the Company had unpaid principal and interest of $300,000 and $1,150.

NOTE 10. SUBSEQUENT EVENTS

In March 2015, the Company entered into a revenue participation rights and stock purchase agreement with a third party, Holotrack AG of Switzerland, a special purpose company organized principally by a film and entertainment distribution company in Europe. Among the principal terms of the agreement is the right of Holotrack AG to participate in the revenue generated from the Company’s planned live theatrical show featuring the digital likeness of Elvis Presley, effectively as a distributor, in an amount equal to 10% of the Company’s participation as a producer of the Elvis show. The agreement also required Holotrack AG to fund development and operating expenses of the Company of $3,720,000, in six equal monthly installments of $620,000, from January to June of 2015, in exchange for 6,000,000 newly issued preferred shares and the right to exchange 12,848,184 of its affiliates’ common shares for preferred shares. All such installments have been received and Holotrack and its affiliates now hold a total of 18,848,184 preferred shares, the principal rights and benefits of which include a priority return of capital in the event of a liquidation or sale event, weighted average anti-dilution rights and the right to appoint one individual to the Company’s board of directors. Holders of preferred shares, who are also entitled to convert the preferred shares into an equal amount of common shares, are entitled to vote with the common class of shareholders, on any company matters requiring a vote of the shareholders, on an “as if converted” basis.

In April 2015, an amendment to the Monroe Estate contract was entered into where the Company agreed to issue an additional 1,000,000 shares to the Monroe Estate due to the initial shares not being registered timely as well as an extension of the deadline to register the shares and an increase to $1,350,000 as the amount the Company would need to pay the Monroe Estate if the Company failed to meet the terms of the amended agreement. As of April 2015, the Monroe Estate has been issued a total of 3,800,000 shares.

In April 2015, an amendment to the ABG contract was entered into with the Company to reduce the launch fee from $1,000,000 to $500,000.

In April 2015, June 2015 and July 2015, under the terms of the Share Exchange Agreement as more fully disclosed in Note 8 – Capitalization, the Company issued 7,399,426 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 1,336,000 shares of its common stock raising its ownership percentage in Pulse Entertainment to 100%, or wholly owned.

In July 2015, the Company entered into a stock purchase agreement with Mr. Taku Toguichi, Chairman and CEO of SpaceBoy, a Japan-based artificial intelligence company with which the Company intends to be engaged in the development of digital humans for artificial intelligence. Pursuant to the terms of this agreement, Mr. Toguichi funded $806,000 in exchange for 1,300,000 million shares of unregistered common stock.

Subsequent to December 31, 2014 through August 20, 2015, the Company has issued 1,375,000 shares in exchange for cash, 597,387 shares in exchange for service and 7,399,426 shares issued from the share exchange.

Subsequent to December 31, 2014, the Company granted share grants for services totaling 1,393,935 shares valued $0.62 per share and a vesting period up to 2 years. Additionally, the Company granted stock options for services totaling 1,402,006 with an exercise price ranging from $0.25-$0.62 per share and vesting over a two year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition as of December 31, 2014 and June 30, 2014, and results of operations and cash flows for the three and six months ended December 31, 2014 should be read in conjunction with the consolidated financial statements and other information presented in this Quarterly Report on Form 10 Q.

We have defined various periods that are covered in this report as follows:

●	“fiscal 2015” — July 1, 2014 through June 30, 2015

●	“fiscal 2014” — October 10, 2013 (inception date) through June 30, 2014

●	“six months ended December 31, 2014” – July 1, 2014 through December 31, 2014

Overview

Pulse Evolution Corporation (“we”, “us”, “our”, the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. During fiscal 2014 our controlling shareholder sold his interest in our Company on May 15, 2014. In anticipation of this change of control, we changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, highimpact applications of computergenerated human likeness for utilization in entertainment, life sciences, education and telecommunication.

On September 30, 2014, we completed the initial closing under the Share Exchange Agreement we entered into with Pulse Entertainment and certain of its shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue 35,827,309 shares of our unregistered common stock, net of cancellations, to certain shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock (the “Share Exchange”). Upon completion of the initial closing, Pulse Entertainment became a subsidiary of our company in which we own an 81.11% interest. In October 2014, under the terms of the Share Exchange Agreement, the Company issued 15,135,973 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock raising its ownership percentage in Pulse Entertainment to 93.8% from 81.1%.

We produced a computergenerated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael contributed to the award show’s highest television viewership in 13 years and an 11year high in advertising in the demographic of viewers age 18 to 49. This production reached approximately 11 million television viewers during the initial ABC network broadcast, followed by more than 51 million online views through YouTube and Vevo and generated more than 2,400 news articles and an estimated 98 billion internet impressions for the Michael Jackson hologram and more than 300 million internet impressions estimated for our company and members of our management. Further, in August and October, 2014 respectively, we entered into multiyear agreements with the owners of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computergenerated image of these celebrities. These celebrities are among the world’s most famous talent. We plan to use the computer generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials.

Revenues from the estates of these three late celebrities rank them among the top earning celebrity estates in the world, with estimated aggregate earnings in 2013 in excess of $200,000,000 as stated by Forbes.com in an October 23, 2013 web article. The revenues of these estates have been derived primarily from licensing the still and motion picture images and recordings captured when the respective celebrities were alive. Further, they are based on clippings, outtakes and performances from the lives and careers of the historical celebrities. We believe that our first live presentation of the Virtual Michael Jackson performance demonstrated that we are able to relaunch the careers of deceased celebrities. More than staging an encore to their historical careers of Michael Jackson, Elvis Presley and Marilyn Monroe, the virtual performances will be judiciously and compellingly contemporized and made relevant to whole new audiences through new performance forms and media. We are poised to create virtual celebrities that can do things and go places their historical originals never could, while remaining true to their original values, identities, personalities and preferences.

We believe that our digital likeness rights agreements and our plans for virtual performances of Michael Jackson, Elvis Presley and Marilyn Monroe provide us with the foundation for significant growth in our core business.

Plan of Operations and Liquidity

As of the date of this report, we have raised approximately $15.8 million since our inception and are highly dependent on raising capital to fund our startup and growth strategies. Our core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of livevirtual and commercial formats.

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

Under both models, we expect to generate revenues and/or positive operating cashflow on all digital construction, animation, and production services that it provides, plus royalties when the work involves intellectual property rights held by our Company. Under both models, we have significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an asneeded basis for each project or production (“Contract Staffing”), and to what extent the Company carries a concentration of creative and production resources inhouse (“InHouse Staffing”).

While execution of the Producer Model enables our Company to capture more of the value created by the virtual performers, it also requires that we raise significant amounts of production capital, which is similar to project financed equity or nonrecourse debt into production subsidiaries. Executing this model with Inhouse Staffing gives us certain strategic advantages and flexibility in the development of new concepts and application of new technologies, yet it also requires a higher employee headcount and the related operating overhead.

Our ability to fund operations and meet obligations on a timely basis is dependent on our ability to match the available financial resources to our operating model (Talent vs. Producer) and our execution strategy (Contract Staffing vs. InHouse Staffing). The decisions we make with regard to operating model and execution strategy drive our Company’s capital and liquidity requirements.

We are currently operating under the Producer Model with significant InHouse Staffing resources. Consequently, our Company is heavily reliant upon raising equity capital to finance our operations, meet our working capital requirements and finance productions. To the extent that full development of the Company’s growth opportunities also requires forming strategic alliances, we are prepared to do so.

If, however, we are unable to successfully raise sufficient additional capital and generate cash flow from operations, we would likely have to reduce our dependence on InHouse Staffing and limit many, if not all, of our Company’s activities as a producer.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and Pulse Entertainment is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reversemerger and recapitalization effective as of September 30, 2014. Pulse Entertainment is the acquirer for financial reporting purposes and Pulse Evolution Corporation is the acquired company. Consequently, in reports we file with the SEC covering accounting periods after September 30, 2014, the assets and liabilities and the operations will reflect the historical financial statements prior to the Share Exchange will be those of Pulse Entertainment and will be recorded at the historical cost basis of Pulse Entertainment, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of our company and Pulse Entertainment, and the historical operations of Pulse Entertainment and the combined operations with our company from the initial closing date under the Share Exchange Agreement.

Results of Operations

Three Months Ended December 31, 2014 and Period From October 10, 2013 through December 31, 2013

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended December 31, 2014 and the period from the date we began our operations on October 10, 2013 through December 31, 2013.

Revenues

There were no revenues during the three months ended December 31, 2014 and period from October 10, 2013 through December 31, 2013.

Costs and Expenses

Total operating expenses during the three months ended December 31, 2014 and period from October 10, 2013 through December 31, 2013 were $3,452,673 and $219,209, respectively. The principal components of operating expenses for the three months ended December 31, 2014, are payroll and contract services of $1,877,498, professional fees of $414,822, public company costs of $511,013 and general & administrative expenses of $848,956. Significant portions of our operating expenses are devoted to the development of digital likeness assets and entertainment properties related to our revenue share agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. Though it would be customary in the entertainment industry to capitalize such expenses as assets available for future use, thus far have expensed the material portions of the costs of building our principal character assets and developing our shows. We anticipate continuing this practice until such time as there is either a proven business model for the continuing performance and appearance of our digital celebrities, or upon our entering into an agreement to commence a specific theatrical production featuring one of our digital celebrities.

Net Loss

Net loss during the three months ended December 31, 2014 and period from October 10, 2013 through December 31, 2013 was $3,452,673 and $219,209, respectively.

Six Months Ended December 31, 2014 and Period From October 10, 2013 through December 31, 2013

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the six months ended December 31, 2014 and the period from the date we began our operations on October 10, 2013 through December 31, 2013.

Revenues

Revenues during the six months ended December 31, 2014 and for the period from October 10, 2013 through December 31, 2013 were $88,151 and $0, respectively.

Costs and Expenses

Total operating expenses during the six months ended December 31, 2014 and period from October 10, 2013 through December 31, 2013 were $7,024,761 and $219,209, respectively. The principal components of operating expenses for the six months ended December 31, 2014, are payroll and contract services of $3,861,736, professional fees of $945,745, public company costs of $759,070 and general & administrative expenses of $1,268,755. Significant portions of our operating expenses are devoted to the development of digital likeness assets and entertainment properties related to our revenue share agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. Though it would be customary in the entertainment industry to capitalize such expenses as assets available for future use, thus far we have expensed the material portions of the costs of building our principal character assets and developing our shows. We anticipate continuing this practice until such time as there is either a proven business model for the continuing performance and appearance of our digital celebrities, or upon our entering into an agreement to commence a specific theatrical production featuring one of our digital celebrities.

Net Loss

Net loss during the six months ended December 31, 2014 and period from October 10, 2013 through December 31, 2013 was $6,936,610 and $219,209, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2014 and June 30, 2014, we had a cash balance of $4,854 and $1,539,719, respectively and working capital (deficit) of ($1,237,325) and $723,675, respectively.

Net cash used in operating activities was $6,171,692 and $768,878 for the six months ended December 31, 2014 and period from October 10, 2013 (inception) through December 31, 2013, respectively. The increase in cash used in operating activities was primarily a result of the net loss from operations before noncontrolling interests of $6,936,610 and the purchase of $1,000,000 of licensing rights, offset by the changes in various other balances.

Net cash used in investing activities was $18,504 and $0 for the six months ended December 31, 2014 and period from October 10, 2013 (inception) through December 31, 2013, respectively. The increase was primarily a result of the purchase of property and equipment.

Net cash provided by financing activities was $4,655,331 and $3,210,648 for the six months ended December 31, 2014 and period from October 10, 2013 (inception) through December 31, 2013, respectively. The increase was primarily a result of additional sales of our common stock, net of stock issuance costs.

Issuances of our Common Stock

As is more fully described in Note 9 to our Condensed Consolidated Financial statements contained elsewhere in this quarterly report, we have raised approximately $15.8 million to date through the issuances of our common stock.

Common Stock Issued in Private Placements

Beginning in July 2014, we have sold 8,391,185 shares of our common stock at an average price of $0.52 per share for proceeds of $4,253,309 which are net of fees of $114,750. Of those amounts, for the three months ended December 31, 2014, we have sold 3,471,829 shares of our common stock at an average price of $0.62 per share for proceeds of $2,096,588 which are net of fees of $46,470. Subsequent to December 31, 2014, we have sold 1,375,000 shares of our common stock at an average price of $0.62 for aggregate gross proceeds of $852,500 and have sold 6,000,000 shares of our preferred shares at an average price of $0.62 for aggregate proceeds of $3,720,000.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned an 81.1% interest at that time. In October 2014, under the terms of the Share Exchange Agreement, the Company issued 15,135,973 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock raising its ownership percentage in Pulse Entertainment to 93.8% from 81.1%. In April 2015, under the terms of the Share Exchange Agreement, the Company issued 6,801,268 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 1,228,000 shares of its common stock raising its ownership percentage in Pulse Entertainment to 99.5% from 93.8%. In June 2015, the Company issued 398,772 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 72,000 shares of its common stock, raising its ownership percentage in Pulse Entertainment to 99.9%. In July 2015, the remaining 36,000 shares of Pulse Entertainment common stock were exchanged by the Pulse Entertainment shareholder pursuant to the Share Exchange Agreement for 199,386 shares of the Company’s unregistered common stock. In July 2015, Pulse Entertainment became a wholly owned subsidiary of the Company.

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

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of December 31, 2014, the Company recorded the par value of the stock at $1,462 and additional paid in capital of $455,191.

During the quarter ended September 30, 2014, the Advisor had earned 30,000 shares of the Company’s common stock under the terms of the Agreement. The value of the shares was $18,600 and was recorded as a reduction to additional paid in capital.

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

The Business Development Agreement was terminated in September 2014. As of December 2014, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three nonrefundable monthly payments of $30,000, and quarterly restricted stock grants equal to onehalf of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and onehalf percent of the outstanding shares of common stock. The fee is payable equally in cash and stock. The Company recorded stock compensation expense of $368,305 upon issuance of 594,039 shares of its common stock. The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. No such qualified financing transaction was contemplated as of December 31, 2014. This agreement has been terminated as of December 31, 2014.

In November 2014, the Company issued 69,680 shares of its common stock to the Advisor in payment of the services provided under the Agreement. As of December 31, 2014, the Company recorded the par value of the stock at $70 and additional paid in capital of $43,132.

In November 2014, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of December 31, 2014, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

Cash Requirements

Our ability to fund our operations and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our operating model (Talent vs. Producer) and our execution strategy (Contract Talent vs. InHouse Talent). The decisions we make with regard to operating model and execution strategy drive the level of capital required and the level of its financial obligations.

If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce our dependence on InHouse Talent and limit many, if not all, of our activities as a producer. We have analyzed its liquidity requirements and have determined that we have sufficient liquidity to execute our business plan under the Talent Model for the next 12 months.

Off Balance Sheet Arrangements

We have no offbalance sheet arrangements including arrangements that would affect liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Stockbased Compensation

ASC 718, “CompensationStock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grantdate fair value of the award. We account for nonemployee sharebased awards based upon ASC 50550, “EquityBased Payments to NonEmployees.” ASC 50550 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, or any company, can be detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s Executive Chairman and principal financial and accounting officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation and the identification of our internal controls over financial reporting described below, the Executive Chairman and principal financial and accounting officer, have concluded that for the quarter ended December 31, 2014, the Company’s disclosure controls and procedures were not effective and required improvement.

Management determined that at December 31, 2014 the Company did not have a sufficient number of personnel, especially in leadership positions within the finance department, with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. In addressing these needs, the Company took the following actions so that its consolidated financial statements as of, and for the quarter ended December 31, 2014, are presented in accordance with U.S. GAAP. These actions included (i) supplementing existing resources with technically qualified third party consultants, (ii) performing additional procedures and analyses in preparation for the review of the Company’s quarterly financials, and (iii) the commencement of a recruiting process to identify and hire a Chief Financial Officer with significant public company accounting leadership experience.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14cv00772GMNNJK). The complaint alleges that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further allege that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael J. Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs have not alleged that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. The complaint sought an order of the Court temporarily and permanently enjoining the Defendants from carrying out the Michael Jackson performance, a judgment for infringement, damages, attorneys’ fees and costs. The Plaintiffs’ Emergency Motion for Temporary Restraining Order filed in connection with its May 15, 2014 complaint was denied on May 16, 2014 as the Court found that the Plaintiffs’ failed to establish that they are likely to succeed on the merits of their patent infringement claims and that they are likely to suffer irreparable harm.

On January 9, 2015, the Court modified the Revised Discovery Plan and Scheduling Order confirming both the discovery cutoff date as December 22, 2015 and the deadline for dispositive motions as January 29, 2016. The Court did not set a trial date. Motions to Dismiss made pursuant to FRCP Rule 12(b)(6) and 12(b)(3) filed by Pulse Evolution Corporation, Pulse Entertainment Corporation and John Textor remain pending. The defendants anticipate filing a Motion for Summary Judgment as soon as is practicable.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities sold or issued by the Company without registration under the Securities Act during the period commencing on July 1, 2014:

a) Sales of Unregistered Securities

For the six month period of July 1, 2014 through December 31, 2014, we sold 8,391,185 shares of our common stock at an average price of $0.52 per share for proceeds of $4,253,309 which are net of fees of $114,750. Additionally, we issued 2,279,933 shares in exchange for services valued at $945,205 and 50,963,282 shares issued from the share exchange.

Subsequent to December 31, 2014 through August 20, 2015, we issued 1,375,000 shares in exchange for cash, 597,387 shares in exchange for service and 7,399,426 shares issued from the share exchange.

Each of the abovedescribed transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D or Rule 701 promulgated thereunder, as transactions not involving a public offering or involving the issuance of securities in certain compensatory circumstances. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or
Exhibit			File		Filing	Furnished
Number	Description	Form	Number	Exhibit	Date	Herewith

2.1	Share Exchange Agreement among Pulse Evolution Corporation and Pulse Entertainment Corporation dated September 25, 2014.	8K	333190431	2.1	9/26/2014

10.1	Lease Agreement between Pulse Entertainment Corporation and Inland Diversified Port St. Lucie Square, LLC dated March 1, 2014.	8K	333190431	10.1	10/7/14

10.2	Asset Transfer and Assignment Agreement between Pulse Entertainment Corporation and Tradition Studios I.P. Acquisition Inc. dated April 4, 2014.	8K	333190431	10.2	10/7/14

10.3	Form of Share Purchase Agreement between Alon Nigri and certain purchasers.	8K	333190431	10.2	5/16/14

10.4	Form of Securities Purchase Agreement.	8K	333190431	10.1	9/26/14

10.5	* Partner Agreement between ABG EPE IP, LLC and Pulse Evolution Corporation effective as of August 1, 2014.	8K	333190431	10.2	9/26/14

10.6	* Partner Agreement between The Estate of Marilyn Monroe LLC and Pulse Evolution Corporation effective as of October 1, 2014.	8K	333190431	10.1	10/10/14

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL INSTANCE DOCUMENT					X

101.SC**	XBRL TAXONOMY EXTENSION SCHEMA					X

101.CA**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DE**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LA**	XBRL TAXONOMY EXTENSION LABEL LINKBASE					X

101.PR**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

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

Date: August 20, 2015	PULSE EVOLUTION CORPORATION
(Registrant)

	By:	/s/ John Textor
	Name:	John Textor
	Title:	Executive Chairman (principal financial and accounting officer)

