Form 10-Q
period 2015-03-31
Pulse Evolution Corp
filed 2015-09-21
CIK 1583138

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 18, 2015 the registrant had 135,477,343 shares issued and outstanding shares of common stock.

PULSE EVOLUTION CORPORATION.

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	F-1

	a) Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014	F-1

	b) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2015 and the Three Months Ended March 31, 2014 and the Period from October 10, 2013 (inception) through March 31, 2014	F-2

	c) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and the Period from October 10, 2013 (inception) through March 31, 2014	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	9

Item 4.	Controls and Procedures	9

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash	$53,538	$1,539,719
Prepaid legal fees	47,288	134,675
Prepaid deposits and other assets	578,093	66,856
Total current assets	678,919	1,741,250
Property and equipment, net	44,301	22,886
Intangible assets and other assets	2,098,117	3,167
Total assets	$2,821,337	$1,767,303
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,259,154	$341,055
Accrued expenses	867,432	676,520
Related party note payable	250,000	-
Total liabilities	2,376,586	1,017,575

Commitments and Contingencies

Redeemable common stock, $0.001 par value, 3,800,000 and 0 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	$1,350,000	$-

Shareholders’ equity:
Series A Convertible Preferred stock, 100,000,000 shares authorized at par value of $0.001 per share, 5,015,200 and 0 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	5,015	-
Common stock, 300,000,000 shares authorized at par value of $0.001 per share, 134,419,240 and 109,627,349 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	134,419	109,627
Subscription receivable	(621,233)	(153,276)
Additional paid in capital	17,230,835	9,116,789
Accumulated deficit	(17,255,218)	(8,465,066)
Total Pulse Evolution Corporation equity	(506,182)	608,074
Noncontrolling interests	(399,067)	141,654
Total shareholders’ equity	(905,249)	749,728
Total liabilities and shareholders’ equity	$2,821,337	$1,767,303

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Period from October 10, 2013 (inception) through March 31, 2014
Statement of Operations
Revenues	$-	$544,285	$88,151	$544,285
Costs and expenses	2,394,263	5,173,302	9,419,024	5,392,511
Net operating loss	(2,394,263)	(4,629,017)	(9,330,873)	(4,848,226)
Loss before income taxes	(2,394,263)	(4,629,017)	(9,330,873)	(4,848,226)
Income tax expense	-	-	-	-
Net loss before non-controlling interests	(2,394,263)	(4,629,017)	(9,330,873)	(4,848,226)
Net loss attributable to non-controlling interests	115,646	-	540,720	-
Net loss attributable to common shareholders	(2,278,617)	(4,629,017)	(8,790,153)	(4,848,226)

Basic and Diluted loss per share attributable to Pulse Evolution Corporation common shareholders	$(0.02)	$(0.05)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding:
Basic and Diluted	135,141,160	102,649,571	126,003,783	95,054,457

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2015	Period from October 10, 2013 (inception) through March 31, 2014
Cash flows from operating activities
Net loss	$(9,330,873)	$(219,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,889	-
Share-based compensation expense	488,552	-
Changes in operating assets and liabilities:
Prepaid legal fees	87,387	-
Prepaid deposits and other assets	(10,320)	(4,700)
Purchase of licensing rights	(1,000,000)	(701,489)
Accounts payable	1,365,441	69,985
Accrued expenses	190,912	86,535
Net cash used in operating activities	(7,974,012)	(768,878)
Cash flows from investing activities:
Purchase of property and equipment	(26,171)	-
Net cash used in investing activities:	(26,171)	-
Cash flows from financing activities:
Net proceeds from sales of common stock	4,405,331	3,210,648
Net proceeds from sales of preferred stock	1,858,671
Net proceeds of related party note payable	250,000	-
Net cash provided by investing activities:	6,514,002	3,210,648
Net increase in cash and cash equivalents	(1,486,181)	2,441,770
Cash and cash equivalents, beginning of period	1,539,719	-
Cash and cash equivalents, end of period	$53,538	$2,441,770
Supplement cash flow information:
Payment of payable in common stock	$456,653	$-
Exchange warrant option issued to acquire licensing rights	$476,000	$-
Issuance of redeemable common stock for licensing rights	$1,350,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PULSE EVOLUTION CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Acquisition of Pulse Entertainment

In May 2014, the Company signed a letter of intent to exchange at least a majority of its unissued shares of common stock for 100% of the outstanding common stock of Pulse Entertainment Corporation, a related party. The Company entered into a share exchange agreement on September 26, 2014 (the “Share Exchange Agreement”) with Pulse Entertainment in which the Company agreed to issue up to 58,362,708 shares of its unregistered common stock, $0.001 par value (the “Common Stock”) to the shareholders of Pulse Entertainment holding 21,535,252 shares of its issued and outstanding common stock (the “Share Exchange”), such shares representing 100% of the issued and outstanding common stock of Pulse Entertainment. Upon closing of the transaction, Pulse Entertainment will become a subsidiary of the Company and the total shares of common stock outstanding are expected to be 146,280,014. On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. During the quarter ended December 31, 2014, the Company exchanged additional shares under the Share Exchange Agreement pursuant to which it agreed to issue 15,135,973 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock. No shares were exchanged during the quarter ended March 31, 2015. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment canceled 60,910,113 shares of the Company’s common stock previously issued to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned a 93.8% interest at March 31, 2015. The remaining 1,336,000 shares of Pulse Entertainment common stock were exchanged in June 2015 and July 2015 by the Pulse Entertainment Shareholders pursuant to the Share Exchange Agreement for 7,399,426 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

Recapitalization

The Company’s acquisition of Pulse Entertainment was accounted for as a recapitalization of Pulse Entertainment since the shareholders of Pulse Entertainment obtained voting and managing control of the Company. Pulse Entertainment was the acquirer for financial reporting purposes and Pulse Evolution was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Pulse Evolution and Pulse Entertainment, the historical operations of Pulse Entertainment and their consolidated operations from the September 30, 2014 closing date of the acquisition. Pulse Entertainment retroactively applied its recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements for the three and nine months ended March 31, 2015, for the three months ended March 31, 2014 and for the period from October 10, 2013 through March 31, 2014.

Because Pulse Entertainment is the acquirer for financial reporting purposes, comparative prior year data is presented for the period from October 10, 2013 through March 31, 2014 due to Pulse Entertainment’s incorporation occurring on October 10, 2013 in the state of Delaware.

Liquidity

The Company has been highly dependent on raising capital to fund its startup and growth strategies. To date, the Company has raised capital from the sales of its common stock without restrictive covenants from institutional investors and strategic partners (See Note 7 Capitalization). On September 30, 2014, the Company and Pulse Entertainment completed an initial closing under the terms of a share exchange agreement they entered into whereby Pulse Entertainment became a subsidiary of the Company. As of March 31, 2015, the Company owns 93.8% of Pulse Entertainment.

The Company’s core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of live virtual and commercial formats.

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

Under both models, the Company expects to generate revenues and/or positive operating cashflow on all digital construction, animation, and production services that it provides, plus royalties and performance fees when the work involves intellectual property rights held by the Company. Under both models, the Company has significant discretion to determine to what extent the creative and production resources, which are primarily labor costs, are engaged on an as needed basis for each project or production (“Contract Staffing”), and to what extent the Company carries a concentration of creative and production resources inhouse (“InHouse Staffing”).

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

The accompanying condensed consolidated financial statements include the accounts of Pulse Evolution Corporation, its majority owned subsidiary Pulse Entertainment Corporation and its wholly owned subsidiaries The Kopp Initiative, LLC and Pulse Biologic. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company retroactively applied its recapitalization per the Share Exchange Agreement for all periods presented in the accompanying unaudited condensed consolidated financial statements.

Reclassifications

The accompanying condensed consolidated financial statements include certain reclassifications of amounts in the June 30, 2014 financial statements in order to conform to the March 31, 2015 presentation. There were no changes to total assets, total liabilities or total stockholders’ equity.

Prepaid and Other Assets

The Company had paid a launch fee of $1,000,000 for the multiyear agreement with ABG, as described in Note 3 Intangible and Other Assets. In April 2015 this agreement was amended to reduce the launch fee to $500,000 and use the remaining payment made by the Company to fund the $500,000 service contract when expenses are incurred. The Company reclassified $500,000 of the launch fee into prepaid expenses as of March 31, 2015.

Intangible Assets

Definite-lived intangibles, which are made up of license agreements as described in Note 3 Intangible and Other Assets, are amortized on a straight-line basis over their useful lives. The Company reviews the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2015, the Company has determined that there is no impairment of the intangible assets.

Revenue Recognition

The Company has entered into a production services agreement with the estate of a deceased celebrity that provide revenues based on certain production services. Revenue is recognized on a straight line basis over each contract period, as defined in each agreement. As the production services are rendered, revenue is recognized.

Stock based Compensation

Accounting Standard Codification (“ASC”) 718, “Compensation: Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company accounts for nonemployee share based awards based upon ASC 505-50, “Equity Based Payments to Non Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, the Company’s awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, the Company estimates the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, the Company adjusts the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

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

Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully diluted, earnings per share is computed based upon the weighted average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three and nine months ended March 31, 2015, for the three months ended March 31, 2014 and for the period from October 10, 2013 through March 31, 2014 the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be antidilutive. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2015, for the three months ended March 31, 2014 and for the period from October 10, 2013 through March 31, 2014. These common stock equivalents include warrants for shares of the Company’s common stock and rights to exchange shares of Pulse Entertainment Corporation common stock for shares of the Company’s common stock.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2015, because their inclusion would have had an antidilutive effect, are summarized as follows:

	As of March 31, 2015	As of June 30, 2014

Share exchange right of subsidiary shareholders	7,399,426	22,535,399
Unvested restricted stock	1,152,000	-
Unvested stock options	1,152,006	-
Warrants	2,800,000	-
Total	12,503,432	22,535,399

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on our results of operations or financial condition.

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

NOTE 2. PROPERTY & EQUIPMENT

Property and equipment as of March 31, 2015 and June 30, 2014 consist of the following:

	March 31, 2015	June 30, 2014
Computers and other equipment	$35,976	$9,805
Furniture and fixtures	14,061	14,061
Total property and equipment, cost	50,037	23,866
Less accumulated depreciation	(5,736)	(980)
Total property and equipment, net	$44,301	$22,886

The range of estimated useful lives for property and equipment at March 31, 2015, and June 30, 2014 was five to seven years.

Depreciation expense on property and equipment totaled $1,984 and $4,756 for the three and nine months ended March 31, 2015, respectively.

NOTE 3. INTANGIBLE AND OTHER ASSETS

In August 2014, the Company entered into a multiyear agreement with ABG to develop for ABG, entertainment projects to utilize a realistic computer generated image of Elvis Presley. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. There was a launch fee valued at $500,000 paid for in cash and an additional warrant issued. The warrant was valued based on the fair value at the time of issuance.

The Company determines the fair value of its financial instruments using the BlackScholes option pricing model and utilized the following assumptions for determination of the fair value of its financial instrument as of March 31, 2015:

Fair value of exchange warrants option	March 31, 2015	June 30, 2014
Number of shares	2,800,000	-
Fair value of warrant	$476,000	-
Term in years	1.61	-
Risk free interest rate	3.4%	-
Volatility	76.63%	-
Dividend rate	0.00%	-

The initial value has been capitalized and is being amortized over the length of the agreement. At March 31, 2015, fifty-two months remain unamortized on the agreement. The net value of the intangible asset is $845,867 at March 31, 2015.

In October 2014, the Company entered into a multiyear agreement with the Estate of Marilyn Monroe, LLC (“the Monroe Estate”) to develop for the Monroe Estate entertainment projects to utilize a realistic computer generated image of Marilyn Monroe. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe. Under the terms of the agreement, the Company issued 2,800,000 shares of common stock to the Monroe Estate. On March 31, 2015, the Company issued an additional 1,000,000 shares to the Monroe Estate for a total of 3,800,000 shares issued. The initial value has been capitalized and is being amortized over the length of the agreement. At March 31, 2015, fifty-four months remain unamortized on the agreement. The net value of the intangible asset is $900,000 at March 31, 2015.

Additionally, the Company’s amended agreement, effective March 31, 2015, with the Monroe Estate included a provision where the Company was to cause the 3,800,000 shares issued to be registered by a specified date. If this did not occur, the Company would be liable to the Monroe Estate for $1,350,000 in order to pay them back for the shares issued. The amended agreement reflects the redemption value that the Company may be required to pay should the Monroe Estate chose to exercise its redemption rights. Since these shares are redeemable at the option of the holder, they have been classified outside of permanent equity.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2015 and June 30, 2014 consist of the following:

	March 31, 2015	June 30, 2014
Payroll and payroll related liabilities	$526,820	$132,732
Due to advisor	-	456,653
Shares to be issued for services	204,780	-
Other accrued expenses	135,832	87,135
Total accrued expenses	$867,432	$676,520

NOTE 5. NONCONTROLLING INTERESTS

Changes in the noncontrolling interest amounts of our subsidiaries for the three and nine months ended March 31, 2015 were as follows:

Balance at June 30, 2014	$141,654
Net loss attributable to noncontrolling interests	(516,853)
Balance at September 30, 2014	(375,199)
Adjust for share exchange	252,079
Net loss attributable to noncontrolling interests	(160,300)
Balance at December 31, 2014	$(283,420)
Net loss attributable to noncontrolling interests	(115,646)
Balance at March 31, 2015	$(399,066)

During the three and nine months ended March 31, 2015, the Company’s subsidiary Pulse Entertainment realized a net loss of $1,865,261 and

$7,185,419 respectively. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Pulse Entertainment’s earnings to noncontrolling interests based on the percentage of common stock of Pulse Entertainment not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to noncontrolling interests. During the three months ended December 31, 2014, the Company completed additional closings under the Share Exchange Agreement pursuant to which it agreed to issue 15,135,973 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock. There was an increase of $115,646 to the allocation of Pulse Entertainment’s net loss after the share exchanges that occurred during the three months ended March 31, 2015. The Pulse Entertainment’s net loss allocated to non- controlling interests were $115,646 and $540,720 for the three and nine months ended March 31, 2015, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in Florida under a non-cancellable operating lease with an expiration date of March 31, 2015. The Company negotiated a month to month lease commencing on March 1, 2015. The monthly lease expense through March 1, 2015 was approximately $12,000. Beginning on March 1, 2015, the negotiated rate is $6,000 each month.

The Company also leases office space on a month to month basis for its production operations. Monthly lease expense is approximately $7,300. On January 1, 2015, the Company signed an operating sub-lease with an expiration date of December 31, 2015. The monthly lease expense beginning on January 1, 2015 is approximately $14,000.

Total rent expense for the three and nine months ended March 31, 2015 was approximately $50,286 and $151,957, respectively.

Advisory Agreements

The Company’s majority owned subsidiary, Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transactions. As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement as further described in Note 7 Capitalization below.

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

The Business Development Agreement was terminated in September 2014. As of March 2015, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

In September 2014, the Company entered into an agreement with a consulting company whose managing member is the Executive Chairman of the Company. The consulting company is to provide services related to story art development. Under the term of the agreement the consulting company is to provide services for one year to and is to be paid in monthly payments of $12,500. This agreement was terminated as of December 31, 2014.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three nonrefundable monthly payments of $30,000, and quarterly restricted stock grants equal to one half of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and one half percent of the outstanding shares of common stock. The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. The fee is payable equally in cash and stock. This agreement has been terminated as of December 31, 2014.

In October 2014, the Company entered into a consulting agreement with a third party to provide executive leadership in the formation of a new division of the Company. Under the terms of the agreement, the consultant will provide services in the development of a business plan, technology planning, and fundraising. Under the term of the agreement, the consultant is to provide services for six months and is to be paid a monthly base payment of $10,000, with additional amounts to be paid under certain performance conditions. If certain performance targets, as defined in the agreement, are met, the Company would create a newly formed subsidiary and the consultant would become the Chief Executive Officer of the newly developed subsidiary. Additionally, beginning upon the execution of this agreement, the consultant became a member of the Company’s advisory board and was granted 1,152,000 shares of the Company’s restricted common stock which vest quarterly in equal installments over a two year period. As of March 31, 2015 there were no shares issued related to this contract. There was $89,245 expensed during the three months ended March 31, 2015 included in accrued expenses as of March 31, 2015.

Contractual Commitments

The Company has entered into a production related contract with ABG. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At March 31, 2015, the future minimum payments due for future profit sharing under the contract are $4,000,000.

The Company has entered into a production related contract with the Estate of Marilyn Monroe. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At March 31, 2015, the future minimum payments due for future profit sharing under the contract are $2,100,000.

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

In March 2015, the Company entered into a three month contract with an advisor to support the Company with strategic relationships, business development, revenue opportunities, and sponsorship and investor introduction with a strong initial focus on the Elvis show. During the term, the Company shall pay to the advisor a retainer in the amount of $10,000 per month, payable monthly in advance. In addition, the advisor shall be entitled to receive a share grant equal to $50,000 per month at a valuation equal to $0.62/share (241,935 shares for the term). As of March 31, 2015, there have not been shares issued to the advisor. There was $50,000 expensed during the three months ended March 31, 2015 included in accrued expenses as of March 31, 2015.

In March 2015, the Company contracted a vendor for a term of three years. For each year ending on March 31, future payments per the contract are $57,260 for the year ended 2016, $65,000 for the years ended 2017 and 2018.

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

NOTE 7. CAPITALIZATION

Common Stock Issued in Private Placements

For the three and nine months ended March 31, 2015, the Company sold 0 and 8,391,185, respectively, shares of its common stock at an average price of $0 and $0.52 per share for proceeds of $0 and $4,253,309 which are net of fees of $0 and $114,750 for the three and nine months ended March 31, 2015, respectively.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned a 93.8% interest at March 31, 2015. The remaining 1,366,000 shares of Pulse Entertainment common stock may be exchanged by the Pulse Entertainment shareholders pursuant to the Share Exchange Agreement for 7,399,426 shares of the Company’s unregistered common stock. In the event these shares are exchanged, Pulse Entertainment will become a wholly owned subsidiary of the Company.

In April 2015, June 2015 and July 2015, under the terms of the Share Exchange Agreement as more fully disclosed in Note 5 – Noncontrolling Interests, the Company issued 7,399,426 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 1,336,000 shares of its common stock raising its ownership percentage in Pulse Entertainment to 100%, or wholly owned.

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

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of March 31, 2015, the Company recorded the par value of the stock at $1,462 and additional paid in capital of $455,191.

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

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. Under the terms of the agreement, the Company is to pay the consultant three nonrefundable monthly payments of $30,000, and quarterly restricted stock grants equal to one half of one percent of the outstanding shares of common stock of the Company each quarter to a maximum of two and one half percent of the outstanding shares of common stock. The fee is payable equally in cash and stock. The Company recorded stock compensation expense of $368,305 upon issuance of 594,039 shares of its common stock. The agreement also calls for a ten percent fee in the event that a qualified financing transaction, as defined in the agreement, is closed. No such qualified financing transaction was contemplated as of December 31, 2014. This agreement has been terminated as of December 31, 2014.

In November 2014, the Company issued 69,680 shares of its common stock to the Advisor in payment of the services provided under the Agreement. As of March 31, 2015, the Company recorded the par value of the stock at $70 and additional paid in capital of $43,132.

In November 2014, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of March 31, 2015, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

Preferred Stock Issued

In February, 2015 the Company created 18,848,184 shares of the preferred stock, par value $0.001 per share, of the Corporation as Series A Preferred Stock, The Series A Preferred Stock shall be subdivided into two classes: (i) class “A-1” of Series A Preferred Stock and (ii) class “A-2” of Series A Preferred Stock. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock shall be treated identically for all intents and purposes hereof, but for the different original issuance price of each class. The Series A-1 Preferred Stock and Series A-2 have issuance prices of $0.31 and $0.62 per share, respectively. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The holders of record of the shares of Series A Preferred Stock, exclusively and as a separate class, shall be entitled to elect one (1) director of the Corporation. Upon any liquidation (voluntary or otherwise), dissolution, or winding up of the Corporation or a Deemed Liquidation Event, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received per share, an amount equal to one (1) times the original stated value, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder. Holders of preferred shares, who are also entitled to convert the preferred shares into an equal amount of common shares, are entitled to vote with the common class of shareholders, on any company matters requiring a vote of the shareholders, on an “as if converted” basis. The conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of Series A Preferred Stock.

All outstanding shares of Series A Preferred Stock are subject to a mandatory conversion requirement and shall automatically be converted into shares of Common Stock, upon either (a) the closing of the sale of shares of Common Stock to the public at a price of at least $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock), or (b) the completion of an underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in at least $25,000,000.00 of proceeds, net of the underwriting discount and commissions, to the Company or (c) the vote or written consent of the preferred. Regardless of the manner of conversion, any conversion of the preferred shares shall occur on a one-to-one basis into an equal amount of common shares.

In March 2015, the Company entered into a revenue participation rights and stock purchase agreement with a third party, Holotrack AG of Switzerland, a special purpose company organized principally by a film and entertainment distribution company in Europe. Among the principal terms of the agreement is the right of Holotrack AG to participate in the revenue generated from the Company’s planned live theatrical show featuring the digital likeness of Elvis Presley, effectively as a distributor, in an amount equal to 10% of the Company’s participation as a producer of the Elvis show. The agreement also required Holotrack AG to fund development and operating expenses of the Company of $3,720,000, in six equal monthly installments of $620,000, from January to June of 2015, in exchange for 6,000,000 newly issued preferred shares and the right to exchange 12,848,184 of its affiliates’ common shares for preferred shares. As of March 31, 2015, there have been 4,000,000 preferred shares issued to Holotrack AG and cash received of $1,859,980.

In March 2015, two holders of Common Stock exercised their conversion rights to exchange their Common Shares in the Company for Preferred Shares in the Company. The total Preferred Shares issued were 1,015,000 in exchange for 1,015,000 of Common Shares.

NOTE 8. STOCK BASED COMPENSATION

During the nine months ended March 31, 2015, the Company awarded options to purchase 1,152,006 of the Company’s common stock, of which would vest over two years beginning three months after the effective date. The fair value of the grant was estimated on the date of grant using the following assumptions:

Risk-free interest rate	1.42%
Dividend yield	0%
Expected stock price volatility	53.25%
Expected term (in years)	5
Expected forfeiture rate	0%

The risk-free interest rate is based on the zero coupon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The dividend yield is based on the Company’s historical and expected dividend yield. The expected term is based on the expected time to exercise. The Company uses historical volatility of similar public companies to estimate expected volatility.

The weighted average exercise price is $0.25 per share and there have been no shares exercisable as of March 31, 2015. The grant date fair value of the stock options was $0.43. The Company did not recognize any stock-based compensation expense for the three and nine months ended March 31, 2015. Unrecognized stock compensation expense was $500,172 at March 31, 2015, which the Company expects to recognize over a period of 2 years.

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

No federal, state and local tax benefit was recorded during the three and nine months ended March 31, 2015 for the Company’s pretax loss, because the future realizability of such benefits was not considered to be more likely than not and accordingly, a full valuation allowance against the tax benefit has been recorded.

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

In August 2014, the Company’s board of directors approved payments of director fees for fiscal year 2015. All director fees for the fiscal year 2015 totaling $100,000 were paid as of March 31, 2015.

On December 10, 2014, the Company entered into a secured promissory note with a related party. The Company received cash of $250,000 which bears interest at a rate of 8% a year. The note is collateralized by certain property owned by the Company. All remaining unpaid principal and accrued interest is due on January 31, 2015. The Company must also pay an additional $25,000 if paid before December 31, 2014 or an additional $50,000 if paid after December 31, 2014. The Company did not pay the note at December 31, 2014 and therefore an additional $50,000 was payable at that time. In March 2015, there was $50,000 paid on this note. As of March 31, 2015, the Company had unpaid principal and interest of $250,000 and $6,166.

NOTE 11. SUBSEQUENT EVENTS

In April 2015, an amendment, effective October 1, 2014, to the ABG contract was entered into with the Company to reduce the launch fee from $1,000,000 to $500,000.

As of June 2015, the Company issued the remaining 2,000,000 preferred shares to Holotrack AG of Switzerland and received $1,859,940. Therefore, all such installments have been received and Holotrack and its affiliates now hold a total of 18,848,184 preferred shares, the principal rights and benefits of which include a priority return of capital in the event of a liquidation or sale event, weighted average anti-dilution rights and the right to appoint one individual to the Company’s board of directors. Holders of preferred shares, who are also entitled to convert the preferred shares into an equal amount of common shares, are entitled to vote with the common class of shareholders, on any company matters requiring a vote of the shareholders, on an “as if converted” basis.

Subsequent to March 31, 2015 through September 18, 2015, the Company has issued 1,375,000 shares in exchange for cash, 597,387 shares in exchange for service and payment of accrued expenses and 7,399,426 shares issued from the share exchange.

Subsequent to March 31, 2015, the Company granted share grants for services totaling 1,152,000 shares valued $0.62 per share and a vesting period up to 2 years. Additionally, the Company granted stock options for services totaling 250,000 with an exercise price of $0.62 per share and vesting over a two year term.

Effective April 1, 2015, the Company entered into an employment agreement with the Managing Director of the Company where the employee will be paid $12,000 a month, which could increase as the Company closes additional financing. The employee was previously an advisor of the Company who had a stock grant of 1,152,000 of shares, and the Company granted another stock grant for an additional 1,152,000 shares for a total of 2,304,000 shares.

In June 2015, Pulse Entertainment, a wholly owned subsidiary of Pulse Evolution, organized and operated as the sole Member, a limited liability company called Pulse EPLS Production LLC.  The subsidiary was created as a special purpose vehicle to raise production capital for the Company’s production of “The King”, a planned $25,000,000 theatrical production, featuring the digital likeness of the late Elvis Presley.

On June 30, 2015, the Company issued warrants to a shareholder for their services provided during the capital raise of the preferred stock purchased during the period of January through June 2015. The shareholder was issued a warrant to purchase 324,000 shares of common stock at a price per share equal to $0.01. The warrants have a term of 5 years.

In July 2015, the Company entered into a stock purchase agreement with Mr. Taku Toguichi, Chairman and CEO of SpaceBoy, a Japan-based artificial intelligence company with which the Company intends to be engaged in the development of digital humans for artificial intelligence. Pursuant to the terms of this agreement, Mr. Toguichi funded $806,000 in exchange for 1,300,000 shares of unregistered common stock.

In July 2015, the Company entered into an agreement with a service provider to assist the Company and provide expertise as it relates to producing a live stage musical featuring digital performances. The service provider shall receive 3% of all money received by the Company for producing and presenting the performances. Additionally, the service provider shall receive 3,000,000 shares of the Company’s common stock on a pro-rata basis as funds are received by the Company for the performances.

In August 2015, one holder of Common Stock exercised their conversion rights to exchange their Common Shares in the Company for Preferred Shares in the Company.  The total Preferred Shares issued were 280,726 in exchange for 280,726 of Common Shares.

In August 2015, the Company entered into an agreement for a $620,000 bridge loan which bears interest at 7% each year. Interest will be payable at the end of each calendar year and calculated on a pro rata basis. All unpaid principal plus accrued interest is due at the earliest of the Company’s receipt of a certain type of proceeds or on the first anniversary of the note. In conjunction with the bridge loan, the Company shall issue 1,240,000 additional shares of Series A Preferred Stock to the lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition as of March 31, 2015 and June 30, 2014, and results of operations and cash flows for the three and nine months ended March 31, 2015 should be read in conjunction with the consolidated financial statements and other information presented in this Quarterly Report on Form 10 Q.

We have defined various periods that are covered in this report as follows:

“fiscal 2015” — July 1, 2014 through June 30, 2015

“fiscal 2014” — October 10, 2013 (inception date) through June 30, 2014

“nine months ended March 31, 2015” – July 1, 2014 through March 31, 2015

Overview

Pulse Evolution Corporation (“we”, “us”, “our”, the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. During fiscal 2014 our controlling shareholder sold his interest in our Company on May 15, 2014. In anticipation of this change of control, we changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, high impact applications of computer generated human likeness for utilization in entertainment, life sciences, education and telecommunication.

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

We produced a computer generated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael contributed to the award show’s highest television viewership in 13 years and an 11year high in advertising in the demographic of viewers age 18 to 49. This production reached approximately 11 million television viewers during the initial ABC network broadcast, followed by more than 51 million online views through YouTube and Vevo and generated more than 2,400 news articles and an estimated 98 billion internet impressions for the Michael Jackson hologram and more than 300 million internet impressions estimated for our company and members of our management. Further, in August and October, 2014 respectively, we entered into multiyear agreements with the owners of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computer generated image of these celebrities. These celebrities are among the world’s most famous talent. We plan to use the computer generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials.

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

Plan of Operations and Liquidity

As of the date of this report, we have raised approximately $18.8 million since our inception and are highly dependent on raising capital to fund our startup and growth strategies. Our core business is the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license to others to present, those virtual performers in live, and a variety of live virtual and commercial formats.

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

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and Pulse Entertainment is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse merger and recapitalization effective as of September 30, 2014. Pulse Entertainment is the acquirer for financial reporting purposes and Pulse Evolution Corporation is the acquired company. Consequently, in reports we file with the SEC covering accounting periods after September 30, 2014, the assets and liabilities and the operations will reflect the historical financial statements prior to the Share Exchange will be those of Pulse Entertainment and will be recorded at the historical cost basis of Pulse Entertainment, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of our company and Pulse Entertainment, and the historical operations of Pulse Entertainment and the combined operations with our company from the initial closing date under the Share Exchange Agreement.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2015 and 2014.

Revenues

There were no revenues during the three months ended March 31, 2015 and $544,285 for the three months ended March 31, 2014.

Costs and Expenses

Total operating expenses during the three months ended March 31, 2015 and 2014 were $2,394,263 and $5,173,302, respectively. The principal components of operating expenses for the three months ended March 31, 2015, are payroll and contract services of $1,501,170, professional fees of $336,253, public company costs of $144,945 and general & administrative expenses of $411,895. Significant portions of our operating expenses are devoted to the development of digital likeness assets and entertainment properties related to our revenue share agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. Though it would be customary in the entertainment industry to capitalize such expenses as assets available for future use, thus far have expensed the material portions of the costs of building our principal character assets and developing our shows. We anticipate continuing this practice until such time as there is either a proven business model for the continuing performance and appearance of our digital celebrities, or upon our entering into an agreement to commence a specific theatrical production featuring one of our digital celebrities.

Net Loss

Net loss during the three months ended March 31, 2015 and 2014 was $2,394,263 and $4,629,017, respectively.

Nine Months Ended March 31, 2015 and Period From October 10, 2013 through March 31, 2014

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the nine months ended March 31, 2015 and the period from the date we began our operations on October 10, 2013 through March 31, 2014.

Revenues

Revenues during the nine months ended March 31, 2015 and for the period from October 10, 2013 through March 31, 2014 were $88,151 and $544,285, respectively.

Costs and Expenses

Total operating expenses during the nine months ended March 31, 2015 and period from October 10, 2013 through March 31, 2014 were $9,419,024 and $5,392,511, respectively. The principal components of operating expenses for the nine months ended March 31, 2015, are payroll and contract services of $5,423,794, professional fees of $1,540,435, public company costs of $949,470 and general & administrative expenses of $1,505,325. Significant portions of our operating expenses are devoted to the development of digital likeness assets and entertainment properties related to our revenue share agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. Though it would be customary in the entertainment industry to capitalize such expenses as assets available for future use, thus far we have expensed the material portions of the costs of building our principal character assets and developing our shows. We anticipate continuing this practice until such time as there is either a proven business model for the continuing performance and appearance of our digital celebrities, or upon our entering into an agreement to commence a specific theatrical production featuring one of our digital celebrities.

Net Loss

Net loss during the nine months ended March 31, 2015 and period from October 10, 2013 through March 31, 2014 was $9,330,873 and $4,848,226, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31, 2015 and June 30, 2014, we had a cash balance of $53,538 and $1,539,719, respectively and working capital (deficit) of ($1,697,667) and $723,675, respectively.

Net cash used in operating activities was $7,974,012 and $768,878 for the nine months ended March 31, 2015 and period from October 10, 2013 (inception) through March 31, 2014, respectively. The increase in cash used in operating activities was primarily a result of the net loss from operations before noncontrolling interests of $9,330,873 and the purchase of $1,000,000 of licensing rights, offset by accounts payable of $1,365,441 mainly due to shares to be issued for services as well as the changes in various other balances.

Net cash used in investing activities was $26,171 and $0 for the nine months ended March 31, 2015 and period from October 10, 2013 (inception) through March 31, 2014, respectively. The increase was primarily a result of the purchase of property and equipment.

Net cash provided by financing activities was $6,514,002 and $3,210,648 for the nine months ended March 31, 2015 and period from October 10, 2013 (inception) through March 31, 2014, respectively. The increase was primarily a result of additional sales of our common and preferred stock, net of stock issuance costs.

Issuances of our Common Stock

As is more fully described in Note 7 to our Consolidated Financial statements contained elsewhere in this quarterly report, we have raised approximately $18.8 million to date through the issuances of our common stock.

Common Stock and Preferred Stock Issued in Private Placements

Beginning in July 2014, we have sold 8,391,185 shares of our common stock at an average price of $0.52 per share for proceeds of $4,253,309 which are net of fees of $114,750. Subsequent to March 31, 2015, we have sold 1,375,000 shares of our common stock at an average price of $0.62 for aggregate gross proceeds of $852,500 and have sold 3,000,000 shares of our preferred shares at an average price of $0.62 for aggregate proceeds of $1,860,000.

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

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of March 31, 2015, the Company recorded the par value of the stock at $1,462 and additional paid in capital of $455,191.

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

The Business Development Agreement was terminated in September 2014. As of March 2015, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

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

In November 2014, the Company issued 69,680 shares of its common stock to the Advisor in payment of the services provided under the Agreement. As of March 31, 2015, the Company recorded the par value of the stock at $70 and additional paid in capital of $43,132.

In November 2014, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of March 31, 2015, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

We have relied on the registration exemptions in Rule 506 of Regulation D, Regulation S and/or Section 4(a)(2) under the Securities Act of 1933, as amended, in the issuance of all shares of common stock.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including arrangements that would affect liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Intangible Assets

Definite-lived intangibles, which are made up of license agreements as described in Note 3 Intangible and Other Assets, are amortized on a straight-line basis over their useful lives. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2015, we have determined that there is no impairment of the intangible assets.

Stock based Compensation

ASC 718, “Compensation Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant date fair value of the award. We account for nonemployee share based awards based upon ASC 505-50, “Equity Based Payments to Non Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, or any company, can be detected. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

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

Based on this evaluation and the identification of our internal controls over financial reporting described below, the Executive Chairman and principal financial and accounting officer, have concluded that for the quarter ended March 31, 2015, the Company’s disclosure controls and procedures were not effective and required improvement.

Management determined that at March 31, 2015 the Company did not have a sufficient number of personnel, especially in leadership positions within the finance department, with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. The internal controls have not changed other than the departure of the Chief Financial Officer. The Executive Chairman assumed the roles previously performed by the Chief Financial Officer. In addressing these needs, the Company took the following actions so that it’s consolidated financial statements as of, and for the quarter ended March 31, 2015, are presented in accordance with U.S. GAAP. These actions included (i) supplementing existing resources with technically qualified third party consultants, (ii) performing additional procedures and analyses in preparation for the review of the Company’s quarterly financials, and (iii) the commencement of a recruiting process to identify and hire a Chief Financial Officer with significant public company accounting leadership experience.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities sold or issued by the Company without registration under the Securities Act during the period commencing on July 1, 2014:

a) Sales of Unregistered Securities

For the nine month period of July 1, 2014 through March 31, 2015, we sold 8,391,185 shares of our common stock at an average price of $0.52 per share for proceeds of $4,253,309 which are net of fees of $114,750. Additionally, we issued 2,279,933 shares in exchange for services valued at $945,205 and 50,963,282 shares issued from the share exchange.

Subsequent to March 31, 2015 through September 18, 2015, we issued 1,375,000 shares in exchange for cash, 597,387 shares in exchange for service and payment of accrued expenses and 7,399,426 shares issued from the share exchange.

Each of the above described transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D or Rule 701 promulgated thereunder, as transactions not involving a public offering or involving the issuance of securities in certain compensatory circumstances. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or
Exhibit			File		Filing	Furnished
Number	Description	Form	Number	Exhibit	Date	Herewith

2.1	Share Exchange Agreement among Pulse Evolution Corporation and Pulse Entertainment Corporation dated September 25, 2014.	8K	333190431	2.1	9/26/2014

10.1	Lease Agreement between Pulse Entertainment Corporation and Inland Diversified Port St. Lucie Square, LLC dated March 1, 2014.	8K	333190431	10.1	10/7/14

10.2	Asset Transfer and Assignment Agreement between Pulse Entertainment Corporation and Tradition Studios I.P. Acquisition Inc. dated April 4, 2014.	8K	333190431	10.2	10/7/14

10.3	Form of Share Purchase Agreement between Alon Nigri and certain purchasers.	8K	333190431	10.2	5/16/14

10.4	Form of Securities Purchase Agreement.	8K	333190431	10.1	9/26/14

10.5	* Partner Agreement between ABG EPE IP, LLC and Pulse Evolution Corporation effective as of August 1, 2014.	8K	333190431	10.2	9/26/14

10.6	* Partner Agreement between The Estate of Marilyn Monroe LLC and Pulse Evolution Corporation effective as of October 1, 2014.	8K	333190431	10.1	10/10/14

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a).					X

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL INSTANCE DOCUMENT					X

101.SC**	XBRL TAXONOMY EXTENSION SCHEMA					X

101.CA**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DE**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LA**	XBRL TAXONOMY EXTENSION LABEL LINKBASE					X

101.PR**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

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

Date: September 21, 2015	PULSE EVOLUTION CORPORATION (Registrant)

	By:	/s/ John Textor
	Name:	John Textor
	Title:	Executive Chairman (principal financial and accounting officer)

