Form 10-K
period 2015-06-30
Pulse Evolution Corp
filed 2016-05-20
CIK 1583138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333190431

PULSE EVOLUTION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	471336692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10521 SW Village Center Drive, Suite 201 Port St. Lucie, FL	34987
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 772-345-4100

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

[  ] Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $162,677,000 based on 75,663,752 shares held by non-affiliates at a share price of $2.15 on December 31, 2014.

As of April 29, 2016 – 149,913,343 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Pulse Evolution Corporation., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward looking statements and/or predictions are discussed in greater detail under Item 1A – “Risk Factors” of this report and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1. BUSINESS

Company

Pulse Evolution Corporation (“we”, “us”, “our” or the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. On May 8, 2014, we changed our name to Pulse Evolution Corporation to better reflect our plans to produce high impact applications of hyper-realistic computer-generated human likeness.

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

We believe that digital humans will be ubiquitous in society, culture and industry. In the last decade, hyper-realistic digital humans have performed in movies such as The Curious Case of Benjamin Button or on stage such as the virtual performance of a digital Tupac Shakur at the Coachella Valley Music Festival. We expect that, in years to come, digital humans will not only perform for audiences on stage and in film, but they will also represent individual consumers as digital likeness avatars, in realistic and fantasy form, appearing and interacting on the consumer’s behalf in electronic and mobile communication, social media, video game, virtual reality, and augmented reality. We believe digital humans will ultimately act as a relatable interface for artificial intelligence applications, allow thinking computers and ‘bots’ to appear as humans, providing useful information and services to people in diverse industries, such as education, health care, telecommunications, defense, transportation and entertainment.

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities – Michael Jackson, Elvis Presley and Marilyn Monroe – in full length entertainment experiences, brand marketing events and digital products.

Although we are initially focused on the near-term revenue opportunities of ‘virtual performance’ as a new form of entertainment, our principal business is to promote the use of digital humans globally, through our technology and through our applications, across diverse digital age industries. As we believe that market demand for digital humans in entertainment, or virtual performers, is considerably greater than our current capacity to meet such demand, we will remain focused on the production of technology and content to support performances and concert tours related to our leading celebrity properties. During this period of development and launch of our live entertainment business, our plans to develop digital humans for other applications, such as artificial intelligence and virtual reality, will be developed through the establishment of joint ventures with third parties, some of which may be affiliated with related parties, that can be separately funded and staffed appropriately to support such opportunities. In 2015, we created one such joint venture, Pulse Biologic, to focus on digital human animation in the surgical simulation and life sciences industries. In 2016, we plan to create a joint venture with a related party to explore the use of digital humans in artificial intelligence.

Media and Entertainment Business

Pulse Entertainment produced a computer-generated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael Jackson contributed to the award show’s highest television viewership in 13 years and an 11-year high in advertising in the demographic of viewers aged 18 to 49. This production reached approximately 11 million television viewers during the initial network broadcast, followed by more than 51 million online views through YouTube and Vevo, more than 2,400 news articles, an estimated 98 billion internet impressions for the Michael Jackson hologram, and more than 300 million internet impressions estimated for Pulse Entertainment and members of its management.

Our media and entertainment business model is focused on participation in intellectual property through the development, production and co-ownership of entertainment properties featuring globally recognized animated virtual performers and through multiyear revenue share relationships with living celebrities and late celebrity estates.

While we intend to fund a portion of our production costs from internal sources, we anticipate that a large portion of these costs will be funded by third parties, including affiliated production companies, associated celebrity estates, corporate sponsors and other entertainment finance vehicles. We believe there is significant interest from third-parties to finance theatrical productions related to our leading celebrity properties. It is our goal to utilize such third-party capital to reduce the risks associated with our entertainment business model and position our company to be paid, as much as possible, as a celebrity or as a producer.

Elvis Presley

In August 2014, we entered into a multiyear agreement with an affiliate of Authentic Brands Group, ABG EPE IP, LLC (“ABG”), the principal owner of rights related to the estate of the late celebrity Elvis Presley to produce a photorealistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the “Virtual Elvis Presley” in diverse entertainment and media applications. In January 2016 the Agreement was amended, and supplemented with additional agreements, granting to Pulse certain production rights related to a specific concert production and extending the rights of exclusivity through the full term of the Agreement to December 31, 2021.

In January 2016, we officially began production of our first live concert, featuring a digital Elvis Presley, which will be produced by Simon Fuller and his company XIX Entertainment. Mr. Fuller, noted by Billboard magazine as the most successful British music manager of all time, created the British TV hit Pop Idol, American Idol and the global Idol franchise, which has since garnered 6.5 billion viewers to become the world’s most widely watched television franchise. He also manages, or has managed, such iconic acts as the Spice Girls, the late Amy Winehouse, Annie Lennox, Carrie Underwood, Steven Tyler, Kelly Clarkson, Lisa Marie Presley, Victoria Beckham and David Beckham.

Michael Jackson

In late 2013, Pulse Entertainment Corporation (“Pulse Entertainment”), now a wholly-owned subsidiary of the Company, entered into an exclusive multiyear agreement with the estate of Michael Jackson to produce a photorealistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the “Virtual Michael Jackson” in diverse entertainment and media applications.

Marilyn Monroe

In October 2014, we entered into a multiyear agreement with the estate of the late celebrity Marilyn Monroe to produce a photorealistic digital likeness of the late celebrity and to participate in a share of revenues that could be realized through performances of the “Virtual Marilyn Monroe” in diverse entertainment and media applications.

In January 2016, the Agreement was amended, extending the rights of exclusivity through the full term of the Agreement to December 31, 2021 and, at the election of Pulse, a renewal option to December 31, 2024.

Interactive, Virtual Reality, Augmented Reality and Mobile Experiences

On February 26 2016, we entered into an agreement to purchase 100% of the share capital of Float Hybrid Entertainment, Inc., a developer of interactive experiences for brands such as Pepsi, Microsoft, GE, AKQA, Ericsson, XBOX and Anheuser-Busch. Float was also a founding developer on the Kinect depth sensor platform and an experienced developer responsible for a number of yet-to-be-released Virtual and Augmented Reality Platforms.

We believe that Float’s practical experience with creating real-time interactive experiences on a wide range of emerging platforms combined with Pulse’s market leading digital human technology has positioned us to be a leading pioneer in the delivery of digital human experiences to a wide range of brands and customers, especially in the virtual and augmented reality arena.

Artificial Intelligence

We are actively seeking strategic partners and technology licensing relationships with leading developers of artificial intelligence technologies. It is our goal to be the “face” of artificial intelligence, to provide a human form to interactive artificially intelligent computer beings that will be common in society, providing useful information and services to people in diverse industries, such as education, health care, telecommunications, defense, transportation and entertainment. We believe the experience and vision of our leadership team, combined with existing and growing business relationships, have positioned the Company to be a pioneer in the development of consumer facing artificial intelligence applications.

Work and Accolades of our Management and Team

Our management team includes pioneers in the creation and presentation of advanced computer generated imagery, photo-realistic human animation, and holographic virtual performances. They are also accomplished filmmakers and storytellers, who have produced and exploited entertainment media consumed by audiences around the world for more than 20 years. Their works have been recognized with numerous film industry awards and nominations, including Academy Awards® for Best Visual Effects issued by the Academy of Motion Picture Arts and Sciences and similar awards issued by the Visual Effects Society. Our executives, visual effects supervisors and digital artists have contributed materially to the visual imagery of more than 50 major motion pictures and film properties, including such notable films as Lord of the Rings, Transformers, Pirates of the Caribbean, Tron: Legacy, and The Curious Case of Benjamin Button.

Our core development team represents a combination of artists and executives who have come together to form a unique company that specializes in character creation and human animation. Many of our employees have worked, often in leadership roles, with talented artists, at accomplished companies, delivering visually stunning characters and visual effects sequences.

Our creative leadership team is anchored by individuals who are recognized within the entertainment industry for their leadership of largescale feature films and for the development of memorable, award-winning animated characters, resulting in numerous industry awards for creative and technical excellence, including:

●	One Academy Award® nomination for Best Visual Effects in a feature film, The Chronicles of Narnia: The Lion, the Witch and the Wardrobe (2005);

Our Executive Chairman, John Textor, has significant experience in the delivery of high-end visual effects and character animation, having served as both Chairman and Chief Executive Officer of a leading visual effects company which, during his tenure, produced visual effects and character animation for 25 major feature films and numerous creative projects, resulting in the multiple industry awards, recognizing the company and, principally, its artists, including:

●	Academy Award® for Best Visual Effects in a feature film, The Curious Case of Benjamin Button (2009);

●	BAFTA Award (British Academy Awards) for Best Visual Effects in a feature film, The Curious Case of Benjamin Button (2009);

●	Titanium Lion Award from the Cannes Lions International Festival of Creativity for “Virtual 2Pac” (2012), the virtual performance of a virtual Tupac Shakur at the Coachella Valley Music Festival;

●	Two Academy Award® nominations for Best Visual Effects in a feature film, Real Steel (2012) and Transformers: Dark of the Moon (2012)

Collectively, our executives, visual effects supervisors and digital artists have contributed materially to numerous largescale feature films, including 2012, 47 Ronin, The A-Team, Back to the Future Part II, Batman Forever, Blades of Glory, The Chronicles of Narnia: The Lion, the Witch and the Wardrobe, The Curious Case of Benjamin Button, Ender’s Game, Final Fantasy: The Spirits Within, Flags of Our Fathers, Forrest Gump, G.I. Joe: The Rise of the Cobra, Girl with the Dragon Tattoo, The Golden Compass, Green Lantern, Harry Potter and the Sorcerer’s Stone, The Hitcher, Hulk, I am Legend, I Robot, Jack the Giant Killer, Jurassic Park, Letters from Iwo Jima, The Lord of the Rings: Two Towers, The Matrix Reloaded, Meet the Robinsons, Men in Black II, The Mummy: Tomb of the Dragon, My Super Ex-Girlfriend, The Nativity Story, Pearl Harbor, Percy Jackson & the Olympians: The Lightning Thief, Pirates of the Caribbean: At World’s End, Pirates of the Caribbean: Dean Man’s Chest, The Polar Express, Rango, Real Steel, Rock of Ages, The Seeker: The Dark is Rising, The Smurfs, Speed Racer, Star Trek, Star Wars: Episode III Revenge of the Sith, Terminator 2: Judgment Day, The Texas Chainsaw Massacre: The Beginning, Thor, Transformers, Transformers: Dark of the Moon, Transformers: Revenge of the Fallen, TRON: Legacy, War of the Worlds, The Watch, We Own the Night, XMen 2, XMen: First Class, and Zodiac.

Live Virtual Performances of Animated Human Characters

A selection of significant live virtual performances members of our team have taken part in include:

●	Virtual 2Pac - a digital resurrection and holograph-like performance of the late rapper Tupac Shakur in front of a live audience at the Coachella Valley Music Festival in 2012. The event was seen by more than 100 million viewers over YouTube in the weeks to follow, inspiring a dramatic rise in Tupac music downloads, the reappearance of Tupac in Billboard’s Top Album charts and demand across the worldwide press for the digital return of many other late celebrities;

●	The Michael Jackson Experience at the Billboard Music Awards - a digital resurrection of Michael Jackson, performing a new posthumously released song, ‘Slave to the Rhythm’, along with roughly two dozen virtual projection dancers, live dancers and live band members, in a largescale holographic-like performance in front of a live audience at the globally broadcast 2014 Billboard Music Awards show. The event was seen by more than 11 million television viewers, 40 million viewers over YouTube and Vevo, resulting in 2,400 news articles and roughly 98 billion internet impressions.

Intellectual Property

We rely on a combination of copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality and other contractual provisions to protect our trade secrets, proprietary methodologies and our brand. We enter into confidentiality and invention assignment agreements with our employees and consultants, and we rigorously control access to our work and methods.

Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States.

Marketing Strategy to Support Productions and Secure New Digital Rights

We intend to achieve sales growth with lower marketing expense by way of two distinct advantages, the uniqueness of our offerings as pioneers of a significant emerging industry and the close relationships, forged over many years, with the small number of large studios, important venues and globally recognized late celebrities that have dominated the entertainment industry.

Marketing for our productions will include:

●	Align with the most important producers, venue owners and operators in the leading performance markets around the globe, to assure potential production partners and celebrities that we offer unmatched access to the largest audiences

●	Actively promote Pulse Entertainment’s ability to attract the leading talent in facial animation, head replacement and overall human effects, as necessary to convince celebrities and celebrity estates of superior quality in digital likeness

●	Communicate all of the above through consistent, high-volume public relations efforts to fully establish and maintain Pulse Entertainment’s reputation as pioneer and market leader in the global press

●	Immediate, and ongoing, outreach to the agents and managers of leading celebrity estates, asserting the above, to assert that the company is the obvious (if not the only) choice as a partner in the exploitation of the new industry of virtual performance and digital resurrection

●	Leverage the success from early celebrity appearances to catalyze tremendous demand from venues seeking this new form of entertainment.

We also plan to promote our company as the ideal partner for celebrity estates and owners of likeness rights by focusing on the following strategies to achieve ownership of intellectual property or long-term license rights related to music and digital likeness:

●	Advancement of Legal Standards: We plan to continue working with entertainment counsel to establish the standards, legal definitions and preferred language relating to ‘Digital Likeness Rights’, a concept that our principals have introduced into an industry wide discussion as a result of their pioneering leadership in virtual performances. The advancement of this topic not only positions the company as a market leader in a new form of entertainment, but the creation of new ‘rights real estate’ which we believe will enable the company to secure multiple long-term digital likeness licenses (with leading celebrity estates) well before future competitors have even focused on the existence of such rights.

●	Actionable Production Proposals: Communication with managers and agents regarding specific virtual performance ideas (concerts, shows, etc.) as a way to accelerate the discussion of rights and the successful licensing of such rights to the company. In short, celebrity estates want royalty revenues from these breakthrough new performances and the company is one of the only options they have to move forward. We believe that this position can be leveraged to secure long-term digital likeness rights of the major celebrity properties before competitors enter the field.

●	Offer to Invest: As it is clear that most celebrity estates are interested in royalty inflows, we will offer to invest in the construction of 3D models and the assets supportive of digital likeness as a means to achieve long-term license rights. We believe there are multiple sources of capital, possibly a company affiliated side fund that will help to develop these assets.

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

Competition

We have positioned ourselves as a producer of high impact applications of computer-generated human likeness, or functional hyper-realistic digital humans. Our competition in the general visual effects services market includes Industrial Light and Magic (purchased by Disney), Sony Pictures Imageworks Inc., Weta Digital Ltd., Rhythm & Hues Inc. and Framestore CFC, as well as many smaller firms that specialize in visual effects for film and TV productions. Many of these producers are larger than we are and have greater financial resources than we do, although they generally operate on a work-for-hire basis and are not directly involved in the production and financing of their projects.

We believe we can compete effectively with generalist visual effects industry competitors through specialization, developing the highest quality and consistency of digital human likeness, and by being a proven executive producer of large scale live shows and events. We also believe that our long-term exclusive relationships with unique, globally recognized celebrity properties help to further mitigate the risk of competition from other technology companies that may seek to enter the emerging industries of human likeness and virtual performance.

Employees

As of March 31, 2016, we employed 35 full-time employees. We believe that our employee and labor relations are good. We are currently not a party to any collective bargaining agreement.

Government Regulation

We are not currently subject to direct federal, state or local regulations, other than regulations applicable to businesses generally.

Our Corporate History

Pulse Evolution Corporation was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. We changed our name to Pulse Evolution Corporation effective May 8, 2014 to better reflect our plans to produce specialized, high impact applications of computer-generated human likeness, or functional hyper-realistic digital humans.

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

On May 15, 2014, our controlling stockholder at the time, former Chief Executive Officer and former sole director (the “Seller”), entered into and closed on a Share Purchase Agreement (the “Agreement”) with, Tradition Studios IP Acquisition LLC, (Alternative)2 Holding AG, and Scenic Loop Holding, LLC (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased from the Seller a total of 53,612,600 shares of our common stock for an aggregate of $107,225, representing approximately 80.68% of our issued and outstanding shares of common stock. The Purchasers own or control as a group, Pulse Entertainment.

On May 16, 2014, we signed a letter of intent to exchange at least a majority of our unissued shares of common stock for 100% of the outstanding common stock of Pulse Entertainment, a related party.

Effective on June 23, 2014, the Pulse Entertainment amended and restated its articles of incorporation filed with the Secretary of State of the State of Nevada in order to effectuate an increase in the number of authorized shares of common stock, par value $0.001 per share, from 75,000,000 to 300,000,000, increase the authorized blank check preferred stock to 100,000,000 shares and effectuate a 1 for 10 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). As a result of the Forward Stock Split, every 1 share of our pre-Forward Split common stock was increased and reclassified into 10 shares of our common stock. All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

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

On September 26, 2014, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Pulse Entertainment shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue up to 58,716,870 shares of our unregistered common stock, net of certain share cancellations, to the shareholders of Pulse Entertainment holding 21,535,252 shares of its issued and outstanding common stock, such shares representing 100% of the issued and outstanding common stock of Pulse Entertainment.

On September 30, 2014, Pulse Evolution completed the initial closing under the Share Exchange Agreement pursuant to which we agreed to issue shares of our unregistered common stock to the shareholders of Pulse Entertainment in exchange for shares of its common stock. As part of the Share Exchange, certain of our shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of our common stock issuable to them in connection with the Share Exchange. As of July 31 2015, all shares of Pulse Entertainment have been exchanged and Pulse Entertainment is now a wholly owned subsidiary of Pulse Evolution.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Until March 31, 2015, the Company leased office space for its company headquarters in Port Saint Lucie, Florida pursuant to a lease for approximately $12,000 per month. The lease expired on March 31, 2015. Beginning on April 1, 2015, the Company leases the office space on a month-to-month basis for $6,000 per month.

The Company also leases office space for its production operations in San Rafael, California. The monthly lease expense during the year ended June 30, 2015 was approximately $7,000 per month. Following the year end, the company entered into a one year lease at a monthly cost of approximately $15,000.

We believe our current facilities are adequate to meet current and near-term operating requirements.

ITEM 3. LEGAL PROCEEDINGS

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14cv00772GMNNJK). The complaint alleged that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further alleged that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs did not allege that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. In March 2016, the parties reached an amicable settlement agreement of all claims and counterclaims. As part of the settlement, our Executive Chairman also agreed to dismiss and release all claims against the principal shareholder of Hologram USA that remained pending through separate actions brought in the state of Florida. All costs associated with the settlement and litigation have been accrued in the period to June 30, 2015.

The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. Except as set forth above, in the opinion of the Company’s management, no pending routine litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted by the OTC Markets Group under the symbol, “PLFX”. On March 25, 2016, the closing sale price for our common stock was $2.94. Our stock is thinly traded and there can be no assurance that a liquid market for our common stock will ever develop.

As of March 27, 2016, there were approximately 150 record holders, an unknown number of additional holders whose stock is held in “street name” and 149,913,343 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds provided by operations and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On January 7, 2016, our Board of Directors authorized the Company to repurchase up to $5 million of shares of its outstanding common stock. Shares are expected to be repurchased from time to time through open market transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules. The share repurchase program has an expiration date of June 30, 2016, and may be limited, terminated or revised at any time without notice. The program does not obligate the Company to purchase any shares.

It is the intent of the company to focus on business fundamentals as its primary strategy to enhance shareholder value. The Company also believes that its publicly traded common stock represents a currency that contributes to its fundamental strategy in a variety of ways. The Company intends to pursue the share repurchase program that its Board of Directors believes represents a sound investment of its available cash and is supportive of its fundamental business strategy. The Company is currently engaged in a number of discussions with strategic parties and financial investors, a process which has been ongoing since inception and is critical to addressing the Company’s working capital needs. Since inception, this strategy has resulted in equity and debt financings which have been used to maintain a consistent level of operations as previously described in the Company’s public filings, such operations continuing without material changes through and including recent unreported periods. The Company has recently received written offers from credible strategic and financial parties that, if consummated, would enhance the value of the Company’s common stock. Such offers, and letters-of-intent, are non-binding in nature and are not assured to result in successfully consummated transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Background

Pulse Evolution Corporation (“we”, “us”, “our”, the “Company”) was incorporated on May 31, 2013 under the laws of the State of Nevada under the name QurApps, Inc. On May 8, 2014, we changed our name to Pulse Evolution Corporation to better reflect our plans to produce specialized, high impact applications of computer-generated human likeness, or functional hyper-realistic digital humans.

On September 30, 2014, we completed the initial closing under the Share Exchange Agreement we entered into with Pulse Entertainment and certain of its shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue shares of our unregistered common stock to certain shareholders of Pulse Entertainment in exchange for shares of its common stock (the “Share Exchange”). See “Business—Our Corporate History.” As of July 2015, Pulse Entertainment became a wholly owned subsidiary of the Company.

Business Overview

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

We believe that digital humans will be ubiquitous in society, culture and industry. In the last decade, hyper-realistic digital humans have performed in movies such as The Curious Case of Benjamin Button or on stage such as the virtual performance of a digital Tupac Shakur at the Coachella Valley Music Festival. We expect that, in years to come, digital humans will not only perform for audiences on stage and in film, but they will also represent individual consumers as digital likeness avatars, in realistic and fantasy form, appearing and interacting on the consumer’s behalf in electronic and mobile communication, social media, video game, virtual reality, and augmented reality. The Company’s long-term goal is to be the ‘face’ of artificial intelligence, to provide a human form to interactive artificially intelligent computer beings that will be common in society, providing useful information and services to people in diverse industries, such as education, health care, telecommunications, defense, transportation and entertainment.

Pulse Entertainment produced a computer-generated and animated human likeness of the late popular entertainer Michael Jackson that appeared in a live performance at the Billboard Music Awards on May 18, 2014. The virtual performance of Michael contributed to the award show’s highest television viewership in 13 years and an 11-year high in advertising in the demographic of viewers aged 18 to 49. This production reached approximately 11 million television viewers during the initial ABC network broadcast, followed by more than 51 million online views through YouTube and Vevo and generated more than 2,400 news articles and an estimated 98 billion internet impressions for the Michael Jackson hologram and more than 300 million internet impressions estimated for Pulse Entertainment and members of its management. In addition, August and October, 2014 respectively, we entered into multi-year agreements with the owner of the likeness, appearance, and publicity rights of Elvis Presley and Marilyn Monroe to develop entertainment projects that utilize a realistic computer-generated image of these celebrities. These celebrities are among the world’s most famous talent. We plan to use the computer-generated likeness to create entertainment and branding revenue opportunities for us, generated from holographic performances in live shows and commercials which we believe will provide us with a foundation for significant future growth in our core business.

Current Business Focus on Digital Celebrities in Media and Entertainment

Today, we are a recognized pioneer and leading developer of hyper-realistic digital humans for holographic live performances, virtual reality, augmented reality and artificial intelligence. Founded by the producers of the world’s most globally recognized digital humans, we are focused on the development of computer-generated digital humans for entertainment and media applications, such as live and holographic concerts, virtual reality, advertising, feature films and branded content. In this regard, we are principally focused on generating revenues from key agreements with the celebrity estates of Michael Jackson, Elvis Presley and Marilyn Monroe.

Our leadership team is currently focused on applications of digital humans and celebrities in media and entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities – Michael Jackson, Elvis Presley and Marilyn Monroe – in full length entertainment experiences, brand marketing events and digital products.

We have entered into unique, exclusive digital likeness rights agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe, to produce hyper-realistic digital likenesses of these late celebrities and to participate in a share of revenues that could be realized through the performances of such digital humans in diverse entertainment and media applications. Revenues from the estates of these late celebrities rank them among the top earning celebrity estates in the world, with estimated aggregate earnings in 2014 in excess of $200,000,000 as stated by Forbes.com. The revenues of these estates have been derived primarily from licensing the still and motion picture images and recordings captured when the respective celebrities were alive. Further, they are based on clippings, outtakes and performances from the lives and careers of the historical celebrities. We believe that our first live presentation of the Virtual Michael Jackson performance demonstrated that we are able to re-launch the careers of deceased celebrities. More than staging an encore to their historical careers of Michael Jackson, Elvis Presley and Marilyn Monroe, the virtual performances will be judiciously and compellingly contemporized and made relevant to whole new audiences through new performance forms and media. We are poised to create virtual celebrities that can do things and go places their historical originals never could, while remaining true to their original values, identities, personalities and preferences.

We believe that our plans for virtual performances of Michael Jackson, Elvis Presley and Marilyn Monroe provide us with the foundation for significant growth in our core business, which is initially focused on media and entertainment.

Long term opportunities for Digital Humans in Virtual Reality, Augmented Reality and Artificial Intelligence

We believe that digital humans have applications far beyond entertainment. We expect they will not only perform on stage or in film, as has already been witnessed, but they will also represent us individually as digital likeness avatars, in realistic and fantasy form, appearing on our behalf, and interact in electronic and mobile communication, social media, video games and virtual reality. We believe digital humans will ultimately provide a relatable human interface for artificial intelligence applications, “thinking” machine systems that, through the technology, will appear as realistic communicating humans through mobile devices, digital signage, classrooms and through lightweight wearable augmented reality glasses and virtual reality headsets.

Beyond our immediate focus on entertainment, we are devoting resources to developing the role of digital humans in virtual reality and in artificial intelligence. In the first quarter of our fiscal year ending June 30, 2016, we entered into a development relationship, creating digital humans and content, for a leading virtual reality industry company. The initiative has enabled us to further develop our proprietary human animation technologies and position for entry into the high-growth virtual reality industry. We intend to position ourselves as a leading content contributor to the industries of virtual reality and augmented reality. The formation of strategic partnerships with leading companies in the emerging and well-capitalized industries of virtual reality and augmented reality will continue to be a focus of our development efforts and shareholder value objectives.

As we believe that market demand for digital humans, is considerably greater than our current capacity to meet such demand, we will remain focused on the production of technology and content to support performances and concert tours related to our leading celebrity properties. During this period of development and launch of our live entertainment business, our plans to develop digital humans for other applications, such as artificial intelligence and virtual reality, will be developed through the establishment of joint ventures with third parties, some of which may be affiliated with related parties, that can be separately funded and staffed appropriately to support such opportunities. In 2015, we created one such joint venture, Pulse Biologic, to focus on digital human animation in the surgical simulation and life sciences industries. In 2016, we plan to create a joint venture with a related party to explore the use of digital humans in artificial intelligence.

On February 26, 2016, we entered into an agreement to purchase 100% of the share capital of Float Hybrid Entertainment, Inc., a developer of interactive experiences for brands such as Pepsi, Microsoft, GE, AKQA, Ericsson, XBOX and Anheuser-Busch. Float was also a founding developer of the Kinect depth sensor platform and has deep experience of development for a number of yet-to-be-released Virtual and Augmented Reality Platforms. We believe that Float’s practical experience with creating real-time interactive experiences on a wide range of emerging platforms combined with Pulse’s market leading digital human technology has positioned us to be a leading pioneer in the delivery of digital human experiences to a wide range of brands and customers, especially in the virtual and augmented reality arena.

Plan of Operations and Liquidity

We have raised approximately $16.9 million from inception through June 30, 2015, and are highly dependent on raising capital to fund our startup and growth strategies. Our core business is initially focused on the media and entertainment business, principally the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license others to present, those virtual performers in live, and a variety of live virtual and commercial formats.

We intend to fund an initial portion of show specific production costs from internal sources. Once a live show is “green lit”, we will set up a production entity for the purposes of producing and operating the show. We anticipate that a large portion of these show specific costs will be funded by third parties, including affiliated production companies, associated celebrity estates, corporate sponsors and other entertainment finance vehicles. We do not, however, currently have any such funding or financing arrangements currently in place.

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

Results of Operations

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the fiscal year ended June 30, 2015 and period from October 10, 2013 through June 30, 2014.

Revenues

Revenues during the year ended June 30, 2015 and period from October 10, 2013 through June 30, 2014 were $88,151 and $1,451,534, respectively. Revenues in 2014 included amounts received by the Company for work on the Michael Jackson Billboard Awards presentation, whereas in 2015 the Company focused on core technology development in preparation for large scale theatrical productions.

Costs and Expenses

For the years ended June 30, 2015 and period from October 10, 2013 through June 30, 2014, we incurred operating expenses of $13,115,411 and $9,774,946, respectively. The principal components of operating expenses for the year ended June 30, 2015, are payroll and contract services of $7,425,602 (2014: $2,976,558), professional fees of $1,871,017 (2014: $747,431), public company costs of $1,083,565 (2014: not separately recorded) and general & administrative expenses of $2,735,227 (2014: $6,050,956, which included physical production costs). In 2014, a significant portion of our operating cost related to the development and physical production of the Michael Jackson Billboard Awards show. In 2015, the majority of our operating expenses are devoted to the development of digital likeness assets and entertainment properties related to our revenue share agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. The increase in operating expenses from 2014 to 2015 is a result of a longer fiscal period, additional professional fees and public company costs and the focus on development multiple digital likenesses and the underlying technology and tools, offset by the lack of a major event during the year.

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

Net Loss

Net loss during the years ended June 30, 2015 and period from October 10, 2013 through June 30, 2014 was $13,027,260 and $8,323,412, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2015 and June 30, 2014, we had a cash balance of $899,174 and $1,539,719, respectively, and working capital (deficit) of ($2,096,088) and $726,842, respectively.

Net cash used in operating activities was $9,723,313 and $6,162,016 for the year ended June 30, 2015 and period from October 10, 2013 through June 30, 2014, respectively. The increase in cash used in operating activities was primarily a result of the net loss from operations before non-controlling interests of $13,027,260 for the year ended June 30, 2015, compared to $8,323,412 for the period from October 10, 2013 through June 30, 2014 and the purchase of $1,000,000 of licensing rights during the year ended June 30, 2015, offset by accounts payable of $1,349,638 mainly due to shares to be issued for services and payroll accruals, as well as the changes in various other balances.

Net cash used in investing activities was $27,174 and $9,805 for the fiscal year ended June 30, 2015 and period from October 10, 2013 through June 30, 2014, respectively. The increase was primarily a result of the purchase of property and equipment.

Net cash provided by financing activities was $9,109,942 and $7,711,540 for the fiscal year ended June 30, 2015 and period from October 10, 2013 through June 30, 2014, respectively. The increase was primarily a result of additional sales of our common and preferred stock, net of stock issuance costs.

Issuances of our Common Stock

As is more fully described in Note 7 to our consolidated financial statements contained elsewhere in this annual report on Form 10-K, we have raised approximately $16.9 million from inception through June 30, 2015 through the issuances of our common stock.

Common Stock and Preferred Stock Issued in Private Placements

From July 2014 until June 30, 2015, we sold (i) an aggregate of 9,691,185 shares of our common stock at an average price of $0.53 per share, for total proceeds of $5,059,308, which are net of fees of $116,060, and (ii) an aggregate of 6,000,000 shares of our preferred shares at an average price of $0.62, for total proceeds of $3,718,613.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned an 81.1% interest at that time. In October 2014, under the terms of the Share Exchange Agreement, the Company issued 15,135,973 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 2,732,869 shares of its common stock raising its ownership percentage in Pulse Entertainment to 93.8% from 81.1%. In April 2015, under the terms of the Share Exchange Agreement, the Company issued 6,801,268 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 1,228,000 shares of its common stock raising its ownership percentage in Pulse Entertainment to 99.5% from 93.8%. In June 2015, the Company issued 398,772 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 72,000 shares of its common stock, raising its ownership percentage in Pulse Entertainment to 99.9%. On July 30, 2015, the remaining 36,000 shares of Pulse Entertainment common stock were exchanged by the Pulse Entertainment shareholder pursuant to the Share Exchange Agreement for 199,386 shares of the Company’s unregistered common stock, which is when Pulse Entertainment became a wholly owned subsidiary of the Company.

Common Stock Issued in Payment of Subsidiary Payable

Pulse Entertainment entered into an Investor Introduction Agreement (the “Introduction Agreement”) with an international advisory services group (the “Advisor”) in March 2014. Pursuant to the terms of the Introduction Agreement, the Advisor agreed to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. Pulse Entertainment agreed to pay the Advisor a success fee in cash equal to 6% of all investments resulting from introductions by the Advisor. In addition, the Advisor is entitled to Pulse Entertainment shares equal to 3% of the underlying shares issued in any such transactions.

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of March 31, 2015, the Company recorded the par value of the stock at $1,492 and additional paid in capital of $455,191.

Common Stock and Stock Options Issued to Service Providers

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

The Business Development Agreement was terminated in September 2014. As of June 2015, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

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

During the year ended June 30, 2015, the Company issued 1,598,906 shares of its common stock to the Advisor in payment of the services provided under the Agreement. As of June 30, 2015, the Company recorded the par value of the stock at $1,599 and additional paid in capital of $521,369.

During the year ended June 30, 2015, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of June 30, 2015, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

On June 30, 2015, the Company issued warrants to a shareholder for their services provided during the capital raise of the preferred stock purchased during the period of January through June 2015. The shareholder was issued a warrant to purchase 324,000 shares of common stock at a price per share equal to $0.01. The warrants have a term of 5 years.

During the year ended June 30, 2015, the Company issued 635,107 shares of its common stock to various vendors in payment of the services provided under their individual agreements, where the Company recorded the par value of the stock at $635 and additional paid in capital of $393,324.

Common Stock Isssued in Private Placement

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

Cash Requirements

The Company broadly consists of a Core operations, management and administration team and In-House Production Talent. Upon commencement of production of a specific concert or theatrical show, the In-House Production Talent team would be required to provide animation services related to the performance of the primary celebrity character, such services to be funded by a show-specific production entity that would likely be managed by the Company and funded materially by third-party entertainment production investors. While we intend to fund an initial portion of production costs of a show from internal sources, we expect a large portion of these costs to be funded by such third parties, including affiliated production companies, associated celebrity estates, corporate sponsors and other entertainment finance vehicles. We do not, however, currently have any such funding or financing arrangements currently in place. Our ability to fund our In-House Production Talent and meet our obligations on a timely basis relies on our ability to raise funds for the productions. If we are unable to successfully raise sufficient production capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce our dependence on In-house Production Talent and limit many, if not all, of our activities as a producer.

We have raised approximately $16.9 million of core development capital from inception through June 30, 2015. Our plan to develop, produce and operate full scale productions will require significant direct funding, similar to that of a mid-sized theatrical show. Until we secure production capital and generate revenues, the company will continue to rely on raising capital to support the development of technology and digital likenesses of its portfolio of celebrities. We believe that full scale shows will require in excess of $25m of development and operating financing and we plan to fund each of our productions within a production entity, similar to the structure used by movie studios.

Subsequent to the year end, the Company sourced several short term bridge loans and equity investments, as detailed in note 12 (Subsequent Events). Notably, in January 2016, we secured a $10m equity investment from Original Force and U9. We have analyzed its liquidity requirements and have determined that we have sufficient liquidity to execute our business plan Model for the 12 months from the balance sheet date and beyond that will be raising production funds to support the launch of our shows.

Off-Balance Sheet Arrangements

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

Intangible Assets

Definite-lived intangibles, which are made up of license agreements as described in Note 3 Intangible and Other Assets, are amortized on a straight-line basis over their useful lives. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2015, we have determined that there is no impairment of the intangible assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and schedules referred to in the index contained on page F-1 of this annual report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015. We have identified the following material weaknesses as of June 30, 2015:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial and disclosure reporting requirements.

●	The Company did not timely file all required reports.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken since June 30, 2015 and are taking will be sufficient to remediate the material weaknesses described above:

●	We hired a contract Chief Financial Officer and a Controller with the requisite expertise in U.S. generally accepted accounting principles and public company reporting, and

●	Management has begun the implementation of policies and procedures that will be monitored and reviewed on a periodic basis to identify and record transactions on a timely basis as they occur to make sure they are recorded accurately and to allow timely decisions regarding required disclosure.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we work towards improvement of our internal control over financial reporting and implement the remediation measures, we will supplement or modify these remediation measures as appropriate.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held

John Textor	50	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Rene Eichenberger	55	Vice Chairman of the Board of Directors

Frank Patterson	54	Chief Creative Officer and Director. Formerly Chief Executive Officer

Jim Berney	49	President and Head of Studio Production

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

John Textor has been Chairman of our Board of Directors since May 2014 and the Chairman of the Board of Directors of Pulse Entertainment since founding this company in October of 2013. He has been acting Chief Financial Officer since January 2015 and acting Chief Executive Officer since May 2015 when, according to the by-laws of the Company, he filled vacancies left by predecessors. Mr. Textor is widely credited as a pioneer of the new industry of Virtual Performance, also known as Holographic Entertainment. He is responsible for the 2012 appearance of Virtual Tupac Shakur at the Coachella Valley Music Festival in 2012 and the 2014 performance of Virtual Michael Jackson at the 2014 Billboard Music Awards, the latter generating more than 35 million YouTube views and 98 billion Internet impressions worldwide. Mr. Textor is currently active in the development of entertainment properties across a broad spectrum of venues and technology platforms. In addition to his leadership in the extended uses of photo-realistic, digital humans, he is also currently a Producer of Art Story, an original animated feature film currently being developed by Disney veteran filmmaker Aaron Blaise. He was also Producer and Executive Producer of Ender’s Game, a science fiction fantasy film released in November 2013. Mr. Textor was previously Chairman and CEO of Digital Domain Productions and Chairman and CEO of its parent company, Digital Domain Media Group, having led its acquisition and restructuring from 2005 to 2012. Together the Digital Domain companies were responsible for the visual effects of more than 80 large scale feature films, 25 of which were completed during Mr. Textor’s leadership, including such films as Transformers, Flags of our Fathers, Tron: Legacy, Real Steel and Pirates of the Caribbean at World’s End. During Mr. Textor’s leadership, Digital Domain was reestablished as a market leader in visual effects, winning multiple Academy Awards®, Clio advertising awards and, importantly, being recognized as the first visual effects company to deliver a believable digital human actor in The Curious Case of Benjamin Button. This achievement earned the company a 2009 Academy Award® for Achievement in Visual Effects. Other highlights during Mr. Textor’s tenure included the Virtual Tupac Shakur, the consummation of a joint venture for the digital resurrection of Elvis Presley, the creation of a first of its kind, dual-enrollment Bachelor’s program with Florida State University, the completion of a $100 million joint venture agreement with the sovereign media authority of Abu Dhabi and the transformation of Digital Domain into a film production and intellectual property company with the co-production of Ender’s Game.

Mr. Textor is also the Founder of Wyndcrest Holdings, LLC, a Florida-based private holding company focused on technology-related opportunities in entertainment, telecommunications and the Internet, and has served as its (and its predecessor’s) President since 1997. Wyndcrest was best known for its role as an early lead investor in Art Technology Group (then NASDAQ “ARTG”), a principal pioneer of internet personalization technology that achieved a liquid $10.5 billion valuation as one of the most successful IPOs of 1999. He also served as the Chairman and CEO of BabyUniverse, Inc., a leading e-tailer of baby-related products, which Mr. Textor saved from insolvency with only a $300,000 investment in 2001, increasing revenues from $1 million to $40 million, and selling in October of 2007 for roughly $90 million. Mr. Textor was also a founding director and the largest shareholder of Virtual Bank, a Florida-based Internet banking startup that ultimately became a multi-billion dollar diversified financial services company. He was also a director of Multicast Media Technologies, Inc., a global provider of Internet-based broadcast media, which was sold successfully to KIT Digital of Czechoslovakia. He was previously Chairman of the Board and principal owner of Sims Snowboards, the world’s 2nd leading snowboard brand, with which Mr. Textor also invented the World Snowboarding Championship. Mr. Textor is a graduate of Wesleyan University in Middletown, CT.

Mr. Textor brings our board his considerable experience in the strategic planning and growth of entertainment properties and companies, which qualifies him to continue to serve as a director of our company.

René P. Eichenberger has served as the Vice Chairman of our Board of Directors of our company since May 2014 and has been the Executive Vice Chairman of Pulse Entertainment since October 2013. He has also been the Chairman of (Alternative)2 Holding AG, a private equity company based in Zurich, Switzerland since 2005 and the Vice Chairman at Acron AG, an international real estate investment firm headquartered in Zurich, since 2013. From 2011 to 2013, Mr. Eichenberger served as a member of the strategic advisory council of the ClearSky Power and Technology Fund, a venture fund sponsored by Nextera/FPL, a leading clean energy company in North America, and he served on the advisory board of Sterling Partners, a $6 billion private equity firm with offices in Baltimore, Chicago and Miami. Starting his career as an attorney in Switzerland, Dr. Eichenberger served as General Counsel of Jet Aviation from 1991 to 1998, which under his tenure relocated its worldwide headquarters from Zurich to West Palm Beach, Florida and was subsequently positioned as the global leader in general aviation and successfully sold to a private equity fund. In 1998, Mr. Eichenberger founded Crossbow Ventures, a venture capital firm located in West Palm Beach. In 2004, he sold Crossbow to Horizon21 in Switzerland and subsequently served as CEO of Horizon21 Private Equity, which grew to over $3 billion in assets under management. Mr. Eichenberger is the former Chairman of the SwissAmerican Chamber of Commerce in Florida and served on the board of directors of a number of privately held companies in North America and Europe. Mr. Eichenberger holds a Ph.D. in law from the University of Zurich and is a graduate of the Venture Capital Institute and of the Executive Program at Stanford University, Graduate School of Business.

Mr. Eichenberger’s experience in strategic planning, corporate growth, corporate governance, corporate finance, mergers and acquisitions and business development, as well as his leadership role and board performance, has led our board to conclude that he should continue to serve as a director.

Frank Patterson. Mr. Patterson has served as Pulse Evolution’s Chief Creative Officer since May 2015, and previously served as Pulse Entertainment’s Chief Executive Officer since December 2013 until May 2015 and as Pulse Evolution’s Chief Executive Officer since May 2014 until May 2015. He has served on the faculty of three top-ranked U.S. film schools, including the position of dean of the Florida State University College of Motion Picture Arts, a position he currently holds and has held since 2003. Previously, he was on the faculty of Chapman University from 2001 through 2003, the University of Texas from 1999 through 2000, and Florida State University from 1990 through 1999. Mr. Patterson is a 25-year veteran of the entertainment industry who has produced, written and directed feature films, commercials, and a variety of media content for some of the leading agencies in the nation. He most recently produced the Virtual Michael Jackson show on the 2014 Billboard Music Awards. Throughout his career, Mr. Patterson has founded several media production companies that produced film library assets and profited from the marketing and sale of motion picture intellectual property in domestic and international markets, including The Houston Cinema Group, Inc. (198892), Envisage Media Group, Inc. (199399), and Red Hills Motion Picture Releasing Company, LLC (201011). Mr. Patterson is a highly regarded educator, who was named by “The Hollywood Reporter” one of the nation’s top mentors to a generation of Hollywood filmmakers. Mr. Patterson earned a Bachelor of Arts from the Film & Media Division at Baylor University in 1985 and a Master of Arts from the Film & Media Division at Baylor University in 1987.

As the Chief Creative Officer of our company, Mr. Patterson brings our board his considerable experience in the entertainment industry and growth of companies, which qualifies him to continue to serve as a director or our company.

Jim Berney. Prior to joining our company in May 2014 as our President and Head of Studio Production, Mr. Berney has been Head of Studio production at Pulse Entertainment since October 2013 and was Head of Studio at Digital Domain in 2012. He was previously an Academy Award®nominated visual effects supervisor at Sony Pictures Imageworks from 2008 until 2012, ultimately becoming responsible for creative supervision and direction for all artists at Sony’s Albuquerque visual effects studio. In addition to his regular supervisory responsibilities on projects, he served as General Manager for the first two years of the facility’s infancy. As visual effects supervisor, Mr. Berney worked on numerous notable films including Green Lantern, I Am Legend, and The Chronicles of Narnia, for which he was nominated for an Academy Award for Outstanding Visual Effects. Previously, Mr. Berney was the visual effects supervisor for Sony Imageworks from 1995 until 2008 and had worked on films including The Matrix Reloaded, The Matrix Revolutions, The Lord of the Rings: The Two Towers, and Harry Potter and the Sorcerer’s Stone. Jim also served as CG supervisor for Hollow Man (2000 Academy Award® nominee, Best Visual Effects). He received his Master’s degree in Computer Science from California Polytechnic, San Luis Obispo, specializing in the research and development of a new global illumination paradigm. He holds two undergraduate degrees in Computer Science and Economics from the University of California, Irvine, focusing in artificial intelligence research. Mr. Berney also studied computer architectures at the Royal Institute of Technology, Stockholm, Sweden.

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

We had not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we had only three directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance. As we have recently expanded our Board to five, we plan to create a number of committees in the coming months.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation SK.

Director Compensation

For the fiscal year ended June 30, 2015, we paid Mr. Textor an additional $50,000 to serve in his role on the Board of Directors of the Company as Chairman of the Board. We also paid each of Messrs. Eichenberger and Patterson $25,000 to serve as directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during the fiscal year ended June 30, 2015; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at June 30, 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at June 30, 2015. Compensation information is shown for the fiscal years ended June 30, 2015 and 2014:

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total
John Textor –	2015	271,968	-	-	-	271,968
Executive Chairman, CEO and CFO (1)	2014	165,154	-	-	-	165,154

Rene Eichenberger –	2015	271,968	-	-	-	271,968
Executive Vice Chairman	2014	165,154	-	-	-	165,154

Frank Patterson –	2015	295,267	-	-	-	295,267
Chief Creative Officer, formerly CEO (2)	2014	165,154	-	-	-	165,154

Jim Berney –	2015	271,968	-	-	-	271,968
President and Head of Studio	2014	94,692	-	-	-	94,692

William Kruger –	2015	138,346	-	-	-	138,346
Former CFO (3)	2014	40,616	-	-	-	40,616

(1)	Mr. Textor assumed the roles of Chief Financial Officer in January 2015 and Chief Executive Officer in May 2015 to fill vacancies as required by our by-laws.

(2)	Mr. Patterson was appointed as our Chief Executive Officer on May 15, 2014 and resigned in May 2015.

(3)	Mr Kruger joined the company in May 2014 and his employment was terminated on January 30, 2015. The Company had entered into a one year contract with the former Chief Financial Officer through April 30, 2015. His employment was terminated on January 30, 2015. Although the Company believes that no amounts are owed in connection with this contract, the Company accrued approximately $87,500 at the time of his termination, representing its estimate of the Company’s maximum total cash exposure, should the former employee elect to exercise his contractual right to dispute such amount through arbitration. As of the date of this filing, the Company has received no notice of a filing for arbitration.

We have not entered into employment agreements with any of our executive officers. Each of Messrs. Textor, Eichenberger, Patterson and Berney is employed on an at will basis. Each received an annual base salary of $350,000, plus a performance based cash bonus as determined by the Company’s Board of Directors from time to time. In addition, each of Messrs. Textor, Eichenberger, Patterson and Berney receives health and welfare benefits as are in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for travel and business expenses in connection with his duties.

During the year, Messrs Textor, Eichenberger, Patterson and Berney deferred a portion of their salary. As of June 30, 2015, a total of $288,830 was accrued.

Outstanding Equity Awards at Fiscal Year-End

At June 30, 2015, none of the persons listed in the Summary Compensation Table set forth above held any Restricted Stock, stock options or stock appreciation rights awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 29, 2016, we had 149,913,343 shares of common stock issued and outstanding. The following table sets forth information known to us as of Mar 3, 2016 relating to the beneficial ownership of shares of our voting securities by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Pulse Evolution Corporation, 10521 SW Village Center Drive, Suite 201 Port St. Lucie, FL 34987.

	Amount and Nature of Beneficial Ownership	Percentage of Class

John Textor (2)	33,806,955	22.6%
Rene Eichenberger (3)	12,461,607	8.3%
Frank Patterson (4)	12,461,607	8.3%
Jim Berney	5,538,492	3.7%

All officers and directors as a group (5 persons)	64,268,661	42.9%

5% shareholders
Michael Mortell (5)	9,980,930	6.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 149,913,343 shares of our common stock outstanding as of April 29, 2016.

(2)	Consists of 33,806,955 shares of our common stock owned by Tradition Studios IP Acquisition LLC (“Tradition Studios”). The managing member of Tradition Studios is Mr. Textor who holds voting and investment power over the shares of our common stock owned by Tradition Studios.

(3)	Consists of 12,461,607 shares of our common stock owned by (Alternative)2 Holding AG (“(Alternative)2”). The Chairman of (Alternative)2 is Mr. Eichenberger who holds voting and investment power over the securities owned by this entity.

(4)	Consists of 12,461,607 shares of our common stock owned by Scenic Loop Holdings, Inc., an entity owned and controlled by Mr. Patterson who holds voting and investment power over the shares of our common stock owned by this entity.

(5)	Mr. Michael Mortell is the managing member of Yellow Brick Holdings LLC and managing director to each of the Pulse Filipe Holdings I, LTD through Pulse Filipe Holdings XXIII, LTD entities with the exception of Pulse Filipe XXIV, LTD and Pulse Filipe XVII, LTD which are managed by others. The shares attributed to Mr. Mortell in the table consist of (i) 2,192,243 shares of our Common Stock beneficially owned by Yellow Brick Holdings LLC, (ii) 5,782,187 shares of our common stock beneficially owned by Presidio Investment Holdings, Ltd., and (iii) 2,006,500 shares of our common stock beneficially owned by the various Pulse Filipe Holdings entities. Mr. Mortell holds voting and investment power with respect to all shares of our common stock beneficially owned by the abovenamed entities and disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. Mr. Mortell’s address is 73 SW Flagler Avenue Stuart, FL 34994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have specified the following transactions involving related parties that occurred in fiscal 2015 and 2014:

On May 15, 2014, Alon Nigri, former Chief Executive Officer and former sole director (the “Seller”), entered into and closed on a Share Purchase Agreement (the “Agreement”) with, Tradition Studios IP Acquisition LLC, (Alternative)2 Holding AG, and Scenic Loop Holding, LLC (each a “Purchaser” and collectively, the “Purchasers”) whereby the Purchasers purchased from the Seller a total of 53,612,600 shares of our common stock for an aggregate of $107,225, representing approximately 80.68% of our issued and outstanding shares of common stock at the time of purchase. The Purchasers own or control as a group, Pulse Entertainment.

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

On December 10, 2014, the Company entered into a secured promissory note with a related party. The Company received cash of $250,000 which bears interest at a rate of 8% a year. The note is collateralized by certain property owned by the Company. All remaining unpaid principal and accrued interest is due on January 31, 2015. The Company must also pay an additional $50,000 if paid after December 31, 2014. The Company did not pay the note at December 31, 2014. As of June 30, 2015, the Company had unpaid principal and interest of $230,000 and $6,166. The loan was repaid by February 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The board of directors of the Company selected Friedman, LLP, (“Freidman”) an independent registered public accounting firm, to audit the financial statements for the years ended June 30, 2015 and 2014. The board of directors approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the years ended June 30, 2015 and 2014 were approved by the board of directors.

The following table summarizes the aggregate auditor fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years:

	2015	2014
Audit fees (1)	$112,000	$15,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$112,000	$15,000

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. In 2015 and 2014, Friedman performed our audit.

(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by Friedman during the years ended June 30, 2015 and 2014.

(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. No such services were rendered by Friedman during the years ended June 30, 2015 and 2014.

(4)	All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Friedman during the years ended June 30, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to the Financial Statements” on page F 1 and included on pages F 2 through F 13.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference).

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Share Exchange Agreement among Pulse Evolution Corporation and Pulse Entertainment Corporation dated September 25, 2014.	8-K	333190431	2.1	9/26/2014

3.1	Articles of Incorporation of Registrant	S-1	333190431	3.1	8/7/13

3.2	Amendment to Articles of Incorporation filed on May 8, 2014 with the Nevada Secretary of State.	8-K	333190431	3.1	5/16/14

3.3	Form of Amended and Restated Articles of Incorporation of Pulse Evolution Corporation as filed on May 22, 2014 with the Nevada Secretary of State.	8-K	333190431	3.1	6/30/14

3.4	Bylaws of the Registrant	S-1	333190431	3.2	8/7/13

10.1	Lease Agreement between Pulse Entertainment Corporation and Inland Diversified Port St. Lucie Square, LLC dated March 1, 2014.	8-K	333190431	10.1	10/7/14

10.2	Asset Transfer and Assignment Agreement between Pulse Entertainment Corporation and Tradition Studios I.P. Acquisition Inc. dated April 4, 2014.	8-K	333190431	10.2	10/7/14

10.3	Form of Share Purchase Agreement between Alon Nigri and certain purchasers.	8-K	333190431	10.2	5/16/14

10.4	Form of Securities Purchase Agreement.	8-K	333190431	10.1	9/26/14

10.5*	Partner Agreement between ABG EPE IP, LLC and Pulse Evolution Corporation effective as of August 1, 2014.*	8-K	333190431	10.2	9/26/14

10.6+	Consulting Services Agreement between Pulse Evolution Corporation and William P. Krueger dated as of July 1, 2014.	8-K	333190431	10.4	10/7/14

10.7	Partner Agreement between The Estate of Marilyn Monroe LLC and Pulse Evolution Corporation effective as of October 1, 2014.*	8-K	333190431	10.1	10/10/14

31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a14(a)/15d 14(a)	10-K				X

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.	10-K				X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE					X

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

PULSE EVOLUTION CORPORATION

Dated: May 20, 2016	By:	/s/ John Textor
John Textor, Chairman, CEO and CFO

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank Patterson as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Textor	Chairman of the Board of Directors	May 20, 2016
John Textor	(principal executive officer and principal accounting officer)

/s/ Rene Eichenberger	Executive Vice Chairman of the Board of Directors	May 20, 2016
Rene Eichenberger

PULSE EVOLUTION CORPORATION

Index to the Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2015 and 2014	F-3

Consolidated Statements of Operations for the Year Ended June 30, 2015 and period from October 10, 2013 (inception) through June 30, 2014	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended June 30, 2015 and period from October 10, 2013 (inception) through June 30, 2014	F-5

Consolidated Statements of Cash Flows for the Year Ended June 30, 2015 and period from October 10, 2013 (inception) through June 30, 2014	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pulse Evolution Corporation

We have audited the accompanying balance sheet of Pulse Evolution Corporation (“Company”) as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2015 and period from October 10, 2013 (inception) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulse Evolution Corporation at June 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended June 30, 2015 and period from October 10, 2013 (inception) through June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey

May 20, 2016

PULSE EVOLUTION CORPORATION

Consolidated Balance Sheets

	June 30, 2015	June 30, 2014

Assets
Current assets:
Cash	$899,174	$1,539,719
Prepaid legal fees	54,526	134,675
Prepaid deposits and other assets	86,673	70,023
Total current assets	1,040,373	1,744,417
Property and equipment, net	43,169	22,886
Intangible assets and other assets, net	1,946,817	-
Total assets	$3,030,359	$1,767,303
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,243,351	$341,055
Accrued expenses	1,663,110	676,520
Related party note payable	230,000	-
Total liabilities	3,136,461	1,017,575

Commitments and Contingencies

Redeemable common stock, $0.001 par value, 3,800,000 and 0 issued and outstanding at June 30, 2015 and 2014, respectively	$1,350,000	$-

Shareholders’ equity (deficit):
Series A Convertible Preferred stock, 100,000,000 shares authorized at par value of $0.001 per share, 18,848,184 and 0 issued and outstanding at June 30, 2015 and 2014, respectively	18,848	-
Common stock, 300,000,000 shares authorized at par value of $0.001 per share, 131,758,682 and 109,627,349 issued and outstanding at June 30, 2015 and 2014, respectively	131,758	109,627
Subscription receivable	(1,253)	(153,276)
Additional paid in capital	19,745,217	9,116,789
Accumulated deficit	(21,336,956)	(8,465,066)
Total Pulse Evolution Corporation equity (deficit)	(1,442,386)	608,074
Noncontrolling interests	(13,716)	141,654
Total shareholders’ equity (deficit)	(1,456,102)	749,728
Total liabilities and shareholders’ equity (deficit)	$3,030,359	$1,767,303

See accompanying notes to the consolidated financial statements.

PULSE EVOLUTION CORPORATION

Consolidated Statements of Operations

	Year Ended	Period from October 10, 2013 (inception) through
	June 30, 2015	June 30, 2014

Statement of Operations
Revenues	88,151	1,451,534
Costs and expenses	13,115,411	9,774,946
Net operating loss	(13,027,260)	(8,323,412)
Loss before income taxes	(13,027,260)	(8,323,412)
Income tax expense	-	-
Net loss	(13,027,260)	(8,323,412)
Net (loss) income attributable to non-controlling interests	(795,762)	-
Net loss attributable to common shareholders	(12,231,498)	(8,323,412)

Basic and Diluted loss per share attributable to Pulse
Evolution Corporation common shareholders	$(0.10)	$(0.08)

Weighted average number of common shares outstanding:
Basic and Diluted	127,879,760	100,135,655

See accompanying notes to the consolidated financial statements.

PULSE EVOLUTION CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from October 10, 2013 (inception) through June 30, 2015

	Series A Convertible Preferred Stock		Common Stock						Total
	$0.0001 Par Value		$0.0001 Par Value		Additional				Stockholders’
	Number of shares	Par Value	Number of shares	Par Value	Paid-In Capital	Subscription Receivable	Noncontrolling Interest	Accumulated Deficit	Equity (Deficit)
Balance, October 10, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of Common Stock at inception	-	-	12,520,000	1,252	-	(1,252)	-	-	-
Conversion of convertible securities	-	-	1,734,104	173	2,794,762	-	-	-	2,794,935
Common Stock issued for cash	-	-	4,127,696	413	5,068,201	(152,024)	-	-	4,916,590
Common Stock issued for services	-	-	3,153,452	315	1,428,339	-	-	-	1,428,654
Acquisition of Tradition Studios IP	-	-	-	-	(67,039)	-	-	-	(67,039)
Add original Evolution Shares	-	-	73,800,040	73,800	(73,800)	-	-	-	-
Adjust for reverse merger (shares)	-	-	14,292,057	(46,618)	46,618	-	-	-	-
Adjust for reverse merger (non-controlling)	-	-	-	-	-	-	141,654	(141,654)	-
Adjustment for common stock	-	-	-	80,292	(80,292)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(8,323,412)	(8,323,412)
Balance, June 30, 2014	-	$-	109,627,349	$109,627	$9,116,789	$(153,276)	$141,654	$(8,465,066)	$749,728

Common shares issued for cash	-	$-	9,691,185	$9,691	$5,049,617	$-	$-	$-	$5,059,308
Common shares issued for services and repayment of accounts payable	-	-	2,952,320	2,952	1,359,323	-	-	-	1,362,275
Subscription receivable payout	-	-	-	-	-	152,023	-	-	152,023
Acquisition of Pulse Evolution	-	-	-	-	(9,311)	-	-	-	(9,311)
Warrants issued for licensing rights	-	-	-	-	476,000	-	-	-	476,000
Preferred shares issued for cash	6,000,000	6,000	-	-	3,712,613	-	-	-	3,718,613
Common shares exchanged for preferred	12,848,184	12,848	(12,848,184)	(12,848)	-	-	-	-	-
Stock compensation expense	-	-	-	-	62,522	-	-	-	62,522
Adjustment for Share Exchange	-	-	22,336,012	22,336	(22,336)	-	640,392	(640,392)	-
Net loss	-	-	-	-	-	-	(795,762)	(12,231,498)	(13,027,260)
	18,848,184	$18,848	131,758,682	$131,758	$19,745,217	$(1,253)	$(13,716)	$(21,336,956)	$(1,456,102)

See accompanying notes to the consolidated financial statements.

PULSE EVOLUTION CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30, 2015	Period from October 10, 2013 (inception) through June 30, 2014

Cash flows from operating activities
Net loss	$(13,027,260)	$(8,323,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,324	980
Share-based compensation expense	905,625	1,428,639
Amortization of stock options	62,521	-
Non cash interest expense in notes payable	50,000	-
Changes in operating assets and liabilities:
Prepaid legal fees	80,149	-
Prepaid deposits and other assets	481,100	(204,698)
Purchase of licensing rights	(1,000,000)	-
Accounts payable	1,349,638	341,055
Accrued expenses	986,590	595,420
Net cash used in operating activities	(9,723,313)	(6,162,016)

Cash flows from investing activities:
Purchase of property and equipment	(27,174)	(9,805)
Net cash used in investing activities:	(27,174)	(9,805)

Cash flows from financing activities:
Net proceeds from sales of common stock	5,211,331	4,916,590
Net proceeds from sales of preferred stock	3,718,611	-
Net proceeds from the sale of convertible securities	-	2,794,950
Proceeds of related party note payable	250,000	-
Repayments of related party note payable	(70,000)	-
Net cash provided by financing activities:	9,109,942	7,711,540

Net increase/(decrease) in cash and cash equivalents	(640,545)	1,539,719
Cash and cash equivalents, beginning of period	1,539,719	-
Cash and cash equivalents, end of period	$899,174	$1,539,719
Supplement cash flow information:
Payment of payable in common stock	$456,653	$-
Warrants issued to acquire licensing rights	$476,000	$-
Issuance of redeemable common stock for licensing rights	$1,350,000	$-
Subscription receivable	$-	$153,276
Contribution of fixed assets from related party	$-	$14,060
Assumption of liabilities from related party	$-	$81,100

See accompanying notes to the consolidated financial statements.

PULSE EVOLUTION CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Nature of Business

Pulse Evolution Corporation was incorporated on May 31, 2013, under the laws of the State of Nevada under the name QurApps, Inc., initially announcing plans to develop software applications for mobile devices. In anticipation of a change of control transaction, which closed on May 15, 2014, the Company changed its name to Pulse Evolution Corporation effective May 8, 2014.

We are a market leader in the emerging virtual human likeness space, and the foremost developer of hyper-realistic digital humans – computer generated assets that appear to be human and can perform in live shows, virtual reality, augmented reality, holographic, 3D stereoscopic, web, mobile, interactive and artificial intelligence applications.

We believe that digital humans will be ubiquitous in society, culture and industry. In the last decade, hyper-realistic digital humans have performed in movies such as The Curious Case of Benjamin Button or on stage such as the virtual performance of a digital Tupac Shakur at the Coachella Valley Music Festival. We expect that, in years to come, digital humans will not only perform for audiences on stage and in film, but they will also represent individual consumers as digital likeness avatars, in realistic and fantasy form, appearing and interacting on the consumer’s behalf in electronic and mobile communication, social media, video game, virtual reality, and augmented reality. The Company’s long-term goal is to be the ‘face’ of artificial intelligence, to provide a human form to interactive artificially intelligent computer beings that will be common in society, providing useful information and services to people in diverse industries, such as education, health care, telecommunications, defense, transportation and entertainment.

Our leadership team is currently focused on applications of digital humans in entertainment. We believe the entertainment industry provides us with attractive near-term opportunities to put digital humans to work in proven performance-oriented business models, while also allowing us to use the visibility of our globally recognized celebrities to showcase our digital human technologies and their applications across other industries. Accordingly, our current business plan is to generate revenues from our digital human representations of three of the world’s best-known late celebrities – Michael Jackson, Elvis Presley and Marilyn Monroe – in full length entertainment experiences, brand marketing events and digital products.

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

Recapitalization

The Company’s acquisition of Pulse Entertainment was accounted for as a recapitalization of Pulse Entertainment since the shareholders of Pulse Entertainment obtained voting and managing control of the Company. Pulse Entertainment was the acquirer for financial reporting purposes and Pulse Evolution was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Pulse Evolution and Pulse Entertainment, the historical operations of Pulse Entertainment and their consolidated operations from the September 30, 2014 closing date of the acquisition. Pulse Entertainment retroactively applied its recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements for the year ended June 30, 2015 and for the period from October 10, 2013 (inception) through June 30, 2014.

Because Pulse Entertainment is the acquirer for financial reporting purposes, comparative prior year data is presented for the period from October 10, 2013 through June 30, 2014 due to Pulse Entertainment’s incorporation occurring on October 10, 2013 in the state of Delaware.

Liquidity

During the year and subsequent to the year end, the company raised significant core capital in order to support the ongoing development of the core digital human technology and also to create the digital likeness of Michael Jackson, Elvis Presley and Marilyn Monroe in anticipation of starting full production of theatrical shows, music concerts and other events.

The Company broadly consists of a Core operations, management and administration team and In-House Production Talent. Upon commencement of production of a specific concert or theatrical show, the In-House Production Talent team would be required to provide animation services related to the performance of the primary celebrity character, such services to be funded by a show-specific production entity that would likely be managed by the Company and funded materially by third-party entertainment production investors. While we intend to fund an initial portion of production costs of a show from internal sources, we expect a large portion of these costs to be funded by such third parties, including affiliated production companies, associated celebrity estates, corporate sponsors and other entertainment finance vehicles. We do not, however, currently have any such funding or financing arrangements currently in place. Our ability to fund our In-House Production Talent and meet our obligations on a timely basis relies on our ability to raise funds for the productions. If we are unable to successfully raise sufficient production capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce our dependence on In-house Production Talent and limit many, if not all, of our activities as a producer.

We have raised approximately $16.9 million of core development capital from inception through June 30, 2015. Our plan to develop, produce and operate full scale productions will require significant direct funding, similar to that of a mid-sized theatrical show. Until we secure production capital and generate revenues, the company will continue to rely on raising capital to support the development of technology and digital likenesses of its portfolio of celebrities. We believe that full scale shows will require in excess of $25m of development and operating financing and we plan to fund each of our productions within a production entity, similar to the structure used by movie studios.

Subsequent to the year end, the Company sourced several short term bridge loans and equity investments, as detailed in note 12 (Subsequent Events). Notably, in January 2016, we secured a $10m equity investment from Original Force and U9. We have analyzed its liquidity requirements and have determined that we have sufficient liquidity to execute our business plan Model for the 12 months from the balance sheet date, and beyond that the Company will need to raise production funds to support the launch of our shows and for corporate operations.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Pulse Evolution Corporation, its majority owned subsidiary Pulse Entertainment Corporation. The company has created various wholly owned subsidiaries, including The Kopp Initiative, LLC, Pulse Digital Human Labs, Pulse Japan and Pulse Biologic, all of which had no activity during the year. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company retroactively applied its recapitalization per the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

The accompanying consolidated financial statements include certain reclassifications of amounts in the June 30, 2014 financial statements in order to conform to the June 30, 2015 presentation. There were no changes to total assets, total liabilities or total stockholders’ equity.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2015 and 2014, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Allowance for Doubtful Accounts

The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers, lenders or investors to make required payments. If the financial conditions of these customers were to deteriorate and impair their ability to make payments, additional allowances may be required. No allowance for doubtful accounts was necessary at June 30, 2015 and 2014.

Prepaid and Other Assets

The Company had paid a launch fee of $1,000,000 for the multiyear agreement with ABG, as described in Note 4 Intangible and Other Assets. In April 2015 this agreement was amended to reduce the launch fee to $500,000 and use the remaining payment made by the Company to fund the $500,000 service contract when expenses are incurred. The entire balance was expensed as of June 30, 2015.

Intangible Assets

Definite-lived intangibles, which are made up of license agreements as described in Note 4 Intangible and Other Assets, are amortized on a straight-line basis over their useful lives. The Company reviews the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2015, the Company has determined that there is no impairment of the intangible assets.

Revenue Recognition

For Production Services, revenue is recognized over each contract period based on percentage of work completed. As the production services are rendered, revenue is recognized.

Production Costs

Production costs consist primarily of amounts due to third-party providers that the Company uses to help create and deliver the Company’s digital and live performance productions.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on a straightline basis over the estimated useful life of the related asset. Computers are depreciated over five years. Furniture and fixtures are depreciated over seven years.

Segment Reporting

The Company currently operates in only one segment.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.

The carrying amount of prepaid expenses, subscriptions receivable, accounts payable, and accrued expenses approximates fair value due to the short-term nature of these instruments.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets because, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2015 and 2014, the Company does not believe any material uncertain tax positions are present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position and the fact the Company has reported tax losses since inception.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the new guidance, and has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this standard will have on its financial statements.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment as of June 30, 2015 and June 30, 2014 consist of the following:

	June 30, 2015	June 30, 2014	Useful Life
Computers and other equipment	$3,900	$5,207	5 years
Furniture and fixtures	47,355	18,659	7 years
Total property and equipment, cost	51,255	23,866
Less accumulated depreciation	(8,086)	(980)
Total property and equipment, net	$43,169	$22,886

The range of estimated useful lives for property and equipment at June 30, 2015, and June 30, 2014 was five to seven years.

Depreciation expense on property and equipment totaled $7,106 and $980 for the year ended June 30, 2015 and the period from October 10, 2013 (inception) through June 30, 2014, respectively.

NOTE 4. INTANGIBLE AND OTHER ASSETS

In August 2014, the Company entered into a multiyear agreement with ABG to develop for ABG, entertainment projects to utilize a realistic computer generated image of Elvis Presley. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. There was a launch fee valued at $500,000 paid for in cash and an additional warrant issued. The warrant was valued based on the fair value at the time of issuance using the Black Scholes option pricing model.

The Company determines the fair value of its financial instruments using the Black Scholes option pricing model and utilized the following assumptions for determination of the fair value of its financial instrument as of the following:

August 2014
Number of shares	2,800,000
Fair value of warrant	$476,000
Term in years	1.61
Risk free interest rate	3.4%
Volatility	76.63%
Dividend rate	0.00%

The initial value has been capitalized and is being amortized over the length of the agreement. At June 30, 2015, forty-nine months remain unamortized on the agreement. The net value of the intangible asset is $797,067 at June 30, 2015.

In October 2014, the Company entered into a multiyear agreement with the Estate of Marilyn Monroe, LLC (“the Monroe Estate”) to develop for the Monroe Estate entertainment projects to utilize a realistic computer generated image of Marilyn Monroe. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe. Under the terms of the agreement, the Company issued 2,800,000 shares of common stock to the Monroe Estate. On March 31, 2015, the Company issued an additional 1,000,000 shares to the Monroe Estate for a total of 3,800,000 shares issued. The initial value has been capitalized and is being amortized over the length of the agreement. At June 30, 2015, fifty-one months remain unamortized on the agreement. The net value of the intangible asset is $1,147,500 at June 30, 2015.

Additionally, the Company’s amended agreement, effective March 31, 2015, with the Monroe Estate included a provision where the Company was to cause the 3,800,000 shares issued to be registered by a specified date. If this did not occur, the Company would be liable to the Monroe Estate for $1,350,000 in order to pay them back for the shares issued. The balance sheet reflects the redemption value that the Company may be required to pay should the Monroe Estate choose to exercise its redemption rights. Since these shares are redeemable at the option of the holder, they have been classified outside of permanent equity.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2015 and June 30, 2014 consist of the following:

	June 30, 2015	June 30, 2014
Payroll and payroll related liabilities	$678,791	$132,732
Due to advisor	75,000	456,653
Shares to be issued for services	456,101	-
Legal settlement accrual	450,000	-
Other accrued expenses	3,218	87,135
Total accrued expenses	$1,663,110	$676,520

NOTE 6. NON-CONTROLLING INTERESTS

Changes in the non-controlling interest amounts of our subsidiaries for the year ended June 30, 2015 were as follows:

Balance at June 30, 2014	$141,654
Adjust for Share Exchange	640,392
Net loss attributable to non-controlling interests	(795,762)
Balance at June 30, 2015	$(13,716)

During the year ended June 30, 2015, the Company’s subsidiary Pulse Entertainment realized a net loss of $8,957,976. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Pulse Entertainment’s earnings to non-controlling interests based on the percentage of common stock of Pulse Entertainment not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to non-controlling interests. During the year ended June 30, 2015, the Company completed additional closings under the Share Exchange Agreement pursuant to which it agreed to issue 58,163,322 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 21,499,252 shares of its common stock. The Pulse Entertainment’s net loss allocated to non- controlling interests were $795,762 for the year ended June 30, 2015. Subsequent to June 30, 2015, the remaining non-controlling shares in Pulse Entertainment were exchanged for Pulse Evolution shares and Pulse Entertainment became a wholly owned subsidiary of Pulse Evolution.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in Florida under a non-cancellable operating lease with an expiration date of March 31, 2015. The Company negotiated a month to month lease commencing on March 1, 2015. The monthly lease expense through March 1, 2015 was approximately $12,000. Beginning on March 1, 2015, the negotiated rate is $6,000 each month.

The Company also leases office space on a month to month basis for its production operations. Monthly lease expense is approximately $7,300. On January 1, 2015, the Company signed an operating sub-lease with an expiration date of December 31, 2015. The monthly lease expense beginning on January 1, 2015 is approximately $14,000 and increased to $15,252 on January 1, 2016.

Total rent expense for the year ended June 30, 2015 was approximately $208,254 and was $76,802 for the period ending June 30, 2014.

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

The Business Development Agreement was terminated in September 2014. As of June 2015, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

In October 2014, the Company entered into a consulting agreement with a third party to provide executive leadership in the formation of a new division of the Company. Under the terms of the agreement, the consultant will provide services in the development of a business plan, technology planning, and fundraising. Under the term of the agreement, the consultant is to provide services for six months and is to be paid a monthly base payment of $10,000, with additional amounts to be paid under certain performance conditions. If certain performance targets, as defined in the agreement, are met, the Company would create a newly formed subsidiary and the consultant would become the Chief Executive Officer of the newly developed subsidiary. Additionally, beginning upon the execution of this agreement, the consultant became a member of the Company’s advisory board and was granted 1,152,000 shares of the Company’s restricted common stock which vest quarterly in equal installments over a two year period. As of June 30, 2015 there were 144,000 shares issued related to this contract. There was $89,245 expensed during the year ended June 30, 2015.

Contractual Commitments

The Company has entered into a production related contract with ABG. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At June 30, 2015, the future minimum payments due for future profit sharing under the contract are $4,000,000.

The Company has entered into a production related contract with the Estate of Marilyn Monroe. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At June 30, 2015, the future minimum payments due for future profit sharing under the contract are $2,100,000.

The Company had entered into a one year contract with the former Chief Financial Officer through April 30, 2015. His employment was terminated on January 30, 2015. Although the Company believes that no amounts are owed in connection with this contract, the Company accrued approximately $87,500 at the time of his termination, representing its estimate of the Company’s maximum total cash exposure, should the former employee elect to exercise his contractual right to dispute such amount through arbitration. As of the date of this filing, the Company has received no notice of a filing for arbitration.

In March 2015, the Company entered into a three month contract with an advisor to support the Company with strategic relationships, business development, revenue opportunities, and sponsorship and investor introduction with a strong initial focus on the Elvis show. During the term, the Company shall pay to the advisor a retainer in the amount of $10,000 per month, payable monthly in advance. In addition, the advisor shall be entitled to receive a share grant equal to $50,000 per month at a valuation equal to $0.62/share (241,935 shares for the term). As of June 30, 2015, there have not been shares issued to the advisor. There was $150,000 expensed during the year ended June 30, 2015 included in accrued expenses as of June 30, 2015.

Effective April 1, 2015, the Company entered into an employment agreement with the Managing Director of the Company where the employee will be paid $12,000 a month. The employee was previously an advisor of the Company who had a stock grant of 1,152,000 of shares, and the Company granted another stock grant for an additional 1,152,000 shares for a total of 2,304,000 shares, both grants to vest over a period of 24 months. Subsequent to the year end, the employee and the Company agreed to terminate the employment agreement while retaining his vesting shares. As of June 30, 2015, 144,000 shares had been issued and his balance of unissued and unvested shares was 2,160,000.

In June 2015, the Company entered into an agreement with an Executive Production Company to explore the creation and financing of a theatrical stage production for one of its celebrity estates. The agreement provides for a fee of 1.5% of amounts raised, with a minimum advance of $150,000 payable by April 1, 2016. In addition, the Executive Production Company is entitled to a fixed share of net profits of the production.

Litigation

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14cv00772GMNNJK). The complaint alleged that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further alleged that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs did not allege that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. In March 2016, the parties reached an amicable settlement agreement of all claims and counterclaims. As part of the settlement, our Executive Chairman also agreed to dismiss and release all claims against the principal shareholder of Hologram USA that remained pending through separate actions brought in the state of Florida. All costs associated with the settlement and litigation have been accrued in the period to June 30, 2015.

On May 27, 2015, William Krueger (“Mr. Krueger”) filed a petition against Pulse Evolution Corporation (“Pulse”) in the 14th Judicial District Court of Dallas County, Texas, for violation of Texas’s Deceptive Trade Practices Act and a temporary injunction. Mr. Krueger’s claims relate to Pulse’s failure to remove references to Mr. Krueger as Pulse’s Chief Financial Officer on the company’s Web site, in a timely fashion, subsequent to the termination of his employment. Mr. Krueger has stipulated that he is seeking less than $74,500 in damages. The Company believes that Mr. Krueger is inappropriately pursuing this lawsuit as an alternative to filing claims for severance benefits, which claims, if any, would be required by his employment contract to be made through arbitration in Florida. The Company believes Mr. Krueger’s claims relate to an unintentional act, that the damages potentially caused by such act are negligible, and that the lawsuit represents no material risk to the Company.

The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. In the opinion of the Company’s management, no pending routine litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8. CAPITALIZATION

Convertible Securities

On December 9, 2013, the Company entered into a Convertible Securities Purchase Agreement (the “Convertible Securities Agreement”) with a single investor wherein the Company sold 1,734,104 shares of the convertible securities at a price of $1.73 per share for total net proceeds of approximately $2.8 million (the “Investment Amount”). If a Qualified Equity Financing as defined in the Convertible Securities Agreement occurred prior to February 15, 2014, then the Investment Amount shall have automatically converted into fully paid and nonassessable shares of the Company’s Preferred Stock issued in such Qualified Equity Financing at a price per share equal to sixty percent (60%) of the price per share paid by the other purchasers of Preferred Stock. The Company did not complete a Qualified Equity Financing before February 15, 2014 and in May 2014, the holders of the Convertible Securities agreed to convert all outstanding convertible securities outstanding into 1,734,104 shares of common stock at a price per share of $1.73.

Common Stock Issued in Private Placements

For the year ended June 30, 2015, the Company sold 9,691,185 shares of its common stock at an average price of $0.53 per share for proceeds of $5,059,308 which are net of fees of $116,060. For the period ended June 30, 2014, the Company sold 4,127,696 shares of its common stock at an average price of $1.19 per share for proceeds of $4,916,590.

The Company entered into a stock purchase agreement with Mr. Taku Toguichi, Chairman and CEO of SpaceBoy, a Japan-based artificial intelligence company with which the Company intends to be engaged in the development of digital humans for artificial intelligence. Pursuant to the terms of this agreement, Mr. Toguichi funded $806,000 in exchange for 1,300,000 shares of unregistered common stock. These shares are included in the total 9,691,185 shares of common stock issued in private placements during the year ended June 30, 2015.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. As part of the Share Exchange, certain of the Company’s shareholders who are also shareholders of Pulse Entertainment agreed to cancel 60,910,113 shares of the Company’s common stock issuable to them in connection with the Share Exchange. Upon completion of the initial closing, Pulse Entertainment became a subsidiary of the Company in which the Company owned a 93.8% interest at June 30, 2015. The remaining 1,366,000 shares of Pulse Entertainment common stock was exchanged by the Pulse Entertainment shareholders pursuant to the Share Exchange Agreement for 7,399,426 shares of the Company’s unregistered common stock. As of June 30, 2015, the Company owns 99.8% of Pulse Entertainment.

In July 2015, under the terms of the Share Exchange Agreement as more fully disclosed in Note 6 – Non-controlling Interests, the Company issued 199,386 shares of its unregistered common stock to shareholders of Pulse Entertainment in exchange for 36,000 shares of its common stock raising its ownership percentage in Pulse Entertainment to 100%, or wholly owned.

Common Stock Issued in Payment of Subsidiary Payable

Pulse Entertainment entered into an Investor Introduction Agreement (the “Introduction Agreement”) with an international advisory services group (the “Advisor”) in March 2014. Pursuant to the terms of the Introduction Agreement, the Advisor agreed to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. Pulse Entertainment agreed to pay the Advisor a success fee in cash equal to 6% of all investments resulting from introductions by the Advisor. In addition, the Advisor is entitled to Pulse Entertainment shares equal to 3% of the underlying shares issued in any such transactions.

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of June 30, 2015, the Company recorded the par value of the stock at $1,492 and additional paid in capital of $455,191.

Common Stock Issued to Service Providers

In determining the fair value of the services rendered by third parties, the Company uses the value of the services or the fair value of the common stock at the time the common stock was issued whichever is more readily determinable at the time the services are rendered.

In September 2014, the Company entered into an exclusive financial services and advisory agreement with a consultant to assist the Company in its capital market strategies. The fee is payable equally in cash and stock. The Company recorded stock compensation expense of $368,305 upon issuance of 594,039 shares of its common stock. This agreement has been terminated as of December 31, 2014.

During the year ended June 30, 2015, the Company issued 1,598,906 shares of its common stock to the Advisor in payment of the services provided under the Agreement, which includes 1,461,946 shares in payment of the liability of Pulse Entertainment as described above. As of June 30, 2015, the Company recorded the par value of the stock at $1,599 and additional paid in capital of $521,369.

In November 2014, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of June 30, 2015, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

On June 30, 2015, the Company issued warrants to a shareholder for their services provided during the capital raise of the preferred stock purchased during the period of January through June 2015. The shareholder was issued a warrant to purchase 324,000 shares of common stock at a price per share equal to $0.01. The warrants have a term of 5 years.

During the year ended June 30, 2015, the Company issued 635,107 shares of its common stock to various other vendors in payment of the services provided under their individual agreements, where the Company recorded the par value of the stock at $635 and additional paid in capital of $393,324.

Preferred Stock Issued

In February, 2015 the Company authorized 18,848,184 shares of the preferred stock, par value $0.001 per share, of the Corporation as Series A Preferred Stock, The Series A Preferred Stock shall be subdivided into two classes: (i) class “A-1” of Series A Preferred Stock and (ii) class “A-2” of Series A Preferred Stock. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock shall be treated identically for all intents and purposes hereof, but for the different original issuance price of each class. The Series A-1 Preferred Stock and Series A-2 have issuance prices of $0.31 and $0.62 per share, respectively. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The holders of record of the shares of Series A Preferred Stock, exclusively and as a separate class, shall be entitled to elect one (1) director of the Corporation. Upon any liquidation (voluntary or otherwise), dissolution, or winding up of the Corporation or a Deemed Liquidation Event, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received per share, an amount equal to one (1) times the original stated value, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder. Holders of preferred shares, who are also entitled to convert the preferred shares into an equal amount of common shares, are entitled to vote with the common class of shareholders, on any company matters requiring a vote of the shareholders, on an “as if converted” basis. The conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of Series A Preferred Stock.

All outstanding shares of Series A Preferred Stock are subject to a mandatory conversion requirement and shall automatically be converted into shares of Common Stock, upon either (a) the closing of the sale of shares of Common Stock to the public at a price of at least $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock), or (b) the completion of an underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in at least $25,000,000 of proceeds, net of the underwriting discount and commissions, to the Company or (c) the vote or written consent of the preferred. Regardless of the manner of conversion, any conversion of the preferred shares shall occur on a one-to-one basis into an equal amount of common shares.

In March 2015, the Company entered into a revenue participation rights and stock purchase agreement with a third party, Holotrack AG of Switzerland, a special purpose company organized principally by a film and entertainment distribution company in Europe. Among the principal terms of the agreement is the right of Holotrack AG to participate in the revenue generated from the Company’s planned live theatrical show featuring the digital likeness of Elvis Presley, effectively as a distributor, in an amount equal to 10% of the Company’s participation as a producer of the Elvis show. The agreement also required Holotrack AG to fund development and operating expenses of the Company of $3,720,000, in six equal monthly installments of $620,000, from January to June of 2015, in exchange for 6,000,000 newly issued preferred shares and the right to exchange 12,848,184 of its affiliates’ common shares for preferred shares. As of June 2015, all such installments have been received and Holotrack and its affiliates now hold a total of 18,848,184 preferred shares, the principal rights and benefits of which include a priority return of capital in the event of a liquidation or sale event, weighted average anti-dilution rights and the right to appoint one individual to the Company’s board of directors.

During the year ended June 30, 2015, five holders of Common Stock exercised their conversion rights to exchange their Common Shares in the Company for Preferred Shares in the Company. The total Preferred Shares issued were 12,848,184 in exchange for 12,848,184 of Common Shares.

NOTE 9. STOCK BASED COMPENSATION

During the year ended June 30, 2015, the Company awarded options to purchase 1,152,006 of the Company’s common stock, of which would vest over two years beginning three months after the effective date. The fair value of the grant was estimated on the date of grant using the following assumptions:

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

The weighted average exercise price is $0.25 per share and 144,001 shares have vested as of June 30, 2015. The grant date fair value of the stock options was $0.43. The Company recognized stock-based compensation expense of $62,522 for the year ended June 30, 2015. Unrecognized stock compensation expense was $437,651 at June 30, 2015, which the Company expects to recognize over a period of 1.75 years.

Warrants

	Number of warrants	Weighted average exercise price
Outstanding warrants as of June 30, 2014	-	-
Warrants granted	3,124,000	$0.31
Warrants terminated	-	-
Warrants exercised	-	-
Outstanding warrants as of June 30, 2015	3,124,000	$0.31

In August 2014, the Company entered into a multiyear agreement with ABG to develop for ABG, entertainment projects to utilize a realistic computer generated image of Elvis Presley. There was a cash fee and 2,800,000 warrants issued with an exercise price of $0.35 per share. The warrants will expire 10 days after the delivery of an audited financial statement of activities by the Company for the period ended December 31, 2015.

On June 30, 2015, the Company issued warrants to a shareholder for their services provided during the capital raise of the preferred stock purchased during the period of January through June 2015. The shareholder was issued a warrant to purchase 324,000 shares of common stock at a price per share equal to $0.01. The warrants have a term of 5 years.

NOTE 10. INCOME TAXES

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets because, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2015, the Company does not believe any material uncertain tax positions are present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position and the fact the Company has reported tax losses since inception.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

		Period from October 10, 2013
	Year Ended	(inception) through
	June 30, 2015	June 30, 2014
U.S. federal statutory income tax rate	34.0%	34.0
State taxes, net of federal benefit	3.0	3.6
Permanent items	(0.1)	(0.1)
Change in valuation allowance	(36.9)	(37.5)
Effective tax rate	0.0%	0.0

The components of the net deferred tax asset/ (liability) as of June 30, 2015 and June 30, 2014 is as follows:

	June 30, 2015	June 30, 2014
Net federal operating loss carry forward	$6,945,606	$2,825,765
Net state operating loss carry forward	660,004	301,692
Accrued Expenses	169,335
Stock Options	23,527	-
Depreciation & Intangibles	127,672	(392)
Net deferred tax assets before valuation allowance	7,926,143	3,127,065

Valuation allowance	(7,926,143)	(3,127,065)
Net deferred tax assets after valuation allowance	$-	$-

The Company has determined, based upon the weight of available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it.

As of June 30, 2015 and 2014, the Company has federal net operating loss carry forward of approximately $20,428,253 and $8,311,072, respectively, and has state net operating loss carry forward of $19,262,096 and $8,311,072, respectively. The federal and state net operating loss carry forwards will expire, if not utilized, by 2034. Utilization of the net operating loss carry forward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

The Company is not currently under examination at the Federal and state levels. Currently the period from October 10, 2013 (inception) to June 30, 2014 and year ended June 30, 2015 are subject to examination. At the date of the financial statements there were no known assessments.

NOTE 11. EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed based upon the weighted average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully diluted, earnings per share is computed based upon the weighted average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the year ended June 30, 2015 and for the period from October 10, 2013 (inception) through June 30, 2014 the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be antidilutive. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the year ended June 30, 2015 and for the period from October 10, 2013 (inception) through June 30, 2014. These common stock equivalents include warrants for shares of the Company’s common stock and rights to exchange shares of Pulse Entertainment Corporation common stock for shares of the Company’s common stock.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the year ended June 30, 2015 and for the period from October 10, 2013 (inception) through June 30, 2014, because their inclusion would have had an antidilutive effect, are summarized as follows:

	As of June 30, 2015	As of June 30, 2014

Share exchange right of subsidiary shareholders	199,380	22,535,399
Unvested restricted stock	2,160,000	-
Unvested stock options	1,152,006
Series A Preferred Stock	18,848,184
Warrants	3,124,000	-
Total	25,483,570	22,535,399

The net loss and weighted average common stock outstanding for purposes of calculating net loss per common share were computed as follows for the years ended:

	As of June 30, 2015	As of June 30, 2014

Net loss attributable to common shareholders	$(12,231,498)	$(8,323,412)
Weighted average number of common shares outstanding in computing basic and diluted earnings per share	127,879,760	100,135,655
Total	$(0.10)	$(0.08)

NOTE 12. RELATED PARTY TRANSACTIONS

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

Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential investors and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transaction.

In August 2014, the Company’s board of directors approved payments of director fees for fiscal year 2015. All director fees for the fiscal year 2015 totaling $100,000 were paid as of June 30, 2015.

On December 10, 2014, the Company entered into a secured promissory note with a related party. The Company received cash of $250,000 which bears interest at a rate of 8% a year. The note is collateralized by certain property owned by the Company. As of June 30, 2015, the Company had unpaid principal and interest of $230,000 and $3,218. The note was fully repaid subsequent to the year end. All remaining unpaid principal and accrued interest is due on January 31, 2015. The Company must also pay an additional $25,000 if paid before December 31, 2014 or an additional $50,000 if paid after December 31, 2014. The Company did not pay the note at December 31, 2014 and therefore an additional $50,000 was payable at that time.

NOTE 13. SUBSEQUENT EVENTS

Subsequent to June 30, 2015 through July 31, 2015, the Company has issued 199,386 shares issued from the Share Exchange.

In July 2015, the Company granted 200,000 vesting stock options to a 3rd party services provider for consulting services relating to one of our celebrity estates. The stock options have an exercise price of $0.62 per share and vesting over a two year term.

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

In August 2015, one holder of Common Stock cancelled their Common Shares in the Company and instead was issued Preferred Shares in the Company. The total of 280,726 of Common Shares were cancelled and 280,726 of Preferred Shares were issued.

In August 2015, the Company entered into an agreement for a $620,000 bridge loan which bears interest at 7% each year. Interest will be payable at the end of each calendar year and calculated on a pro rata basis. All unpaid principal plus accrued interest is due at the earliest of the Company’s receipt of a certain type of proceeds or on the first anniversary of the note.

In September 2015, the Company entered into an agreement for a $620,000 bridge loan with a party which bears interest at 15% each year along with equity coverage of 248,000 shares of Common Stock. Subsequent to signing, only $356,000 of the note was financed. In January 2016, due to non-completion of the loan, the agreement was terminated and the loan plus interest was returned to the lender. Because the loan was not completely funded and subsequently terminated, no equity was issued.

In October 2015, the Company entered into an agreement for a $1,000,000 bridge loan with Holotrack AG, which bears interest at 7% each year. Interest will be payable at the end of each calendar year and calculated on a pro rata basis. All unpaid principal plus accrued interest is due at the earliest of the Company’s receipt of a certain type of proceeds or on the first anniversary of the note.

In November 2015, the Company entered into an Associate Producer agreement with Holotrack AG to provide financing and production support for “The King”. In conjunction with this agreement, the company will issue 12,000,000 shares of Series A Preferred Stock. The Board has approved a change to the Company’s charter to accordingly increase the authorized capital Series A Preferred Stock.

As of August 13, 2015, the Company had 100,000,000 shares of capital stock authorized, of which 18,848,184 were designated as Series A convertible preferred stock. As of August 13, 2015, 18,848,184 shares of Series A convertible preferred stock issued and outstanding, representing 100% of the authorized Series A convertible preferred stock. On August 13, 2015 and November 1, 2015, the Company agreed to issue 280,726 and 12,000,000, respectively, shares of Series A convertible preferred stock. Such amounts represented an over issue of an aggregate of 12,280,726 shares of Series A convertible preferred stock. In order to correct the error, the Company is in the process of filing an amended certificate of designation with the Nevada Secretary of State, which will have the effect of increasing the number of authorized Series A preferred shares from 18,848,184 shares to 31,128,910 shares. Following the effectiveness of the amendment, we will cancel the previously over issued shares and issue new shares in the same number to the same share recipients.

In December 2015, the Company entered into an agreement for a $1,000,000 bridge loan with Mr Bernhard Burgener which bears interest at 7% each year. Interest will be payable at the end of each calendar year and calculated on a pro rata basis. All unpaid principal plus accrued interest is due at the earliest of the completion of the Elvis Presley theatrical concert production (“The King”) or 18 months.

In December 2015, the Company entered into an agreement for a $500,000 bridge loan with a Third Party which bears interest at 10% each year along with equity coverage of 1,000,000 shares of the Company’s Common Stock. The loan plus accrued interest was repaid in February 2016.

In December 2015, the Company entered into an Executive Producer agreement with Mr Bernhard Burgener for “The King” and committed to issue Mr Burgener 12,000,000 common shares.

In November 2015, the Board of Directors approved a limited share repurchase program for the Company to repurchase up to $5,000,000 of Common Stock of the Company from the public float. During the second and third fiscal quarter of 2016, the Company has purchased 257,072 of it shares at a total cost of $309,622, which the company will return to treasury stock.

In January 2016, the Company entered into amendments with Authentic Brands Group to extend the rights of exclusivity for Marilyn Monroe and Elvis Presley through the end of the agreements (December 2021).

In January 2016, the Company entered into a Stock Purchase Agreement with Original Force and U9. The parties purchased a total of 14,760,000 Common Shares for $10,000,000 and received an initial 50% share in the production vehicle for Elvis Presley theatrical concert. In addition, the parties entered into a 3 year technology license agreement for certain rights to use the Company’s Digital Human Animation technology.

On January 28, 2016, the Company entered into an agreement with XIX Entertainment and Simon Fuller to be the Executive Producer of The King. The agreement includes a cash payment over the course of the production and a share of the “off the top” profits of the show. In addition, XIX Entertainment was issued a warrant to purchase approximately 36,678,000 shares of Common Stock in the Company at $1 a share, with cashless exercise rights and certain anti-dilution protections.

On February 26, 2016, the Company entered into an agreement to purchase 100% of the share capital of Float Hybrid Entertainment, Inc. (“Float”), a developer of interactive experiences for brands such as Pepsi, Microsoft, GE, AKQA, Ericsson, XBOX and Anheuser-Busch. Float was also a founding developer of the Kinect depth sensor platform and has deep experience of development for a number of yet-to-be-released Virtual and Augmented Reality Platforms. The Company will issue to the shareholders of Float, 7,250,000 common shares and will pay up to $1,000,000 in a cash-based earn out over a period of 36 months. The Company anticipates the closing to occur in the fourth quarter of the year ended June 30, 2016.

On February 27, 2016, the Company entered into merger agreement with After August, Inc., a California based animation technology company, primarily to acquire ownership of certain technologies and software tools that we believe will support the Company’s continuing strategy to be the world’s leading developer of hyper-realistic digital humans. As consideration, the Company paid $300,000 in cash at closing, issued a 3-year, $2,700,000 promissory note, secured specifically by the acquired technology assets, and is committed to issue 4.8 million shares of the Company’s common stock. The transaction was closed on April 20, 2016.

In March 2016, the Company entered into an amicable settlement agreement with Hologram USA, Inc., MDH Hologram Ltd., and Pulse Evolution Corporation reached an amicable resolution of the litigation related to the 2014 Billboard Music Awards. Costs associated with the litigation have been accrued during the period ended June 30, 2015. The Company also committed to issue 1,000,000 shares of Common Stock to a professional services firm in connection with this settlement.

