Form 10-Q
period 2015-09-30
Pulse Evolution Corp
filed 2016-08-10
CIK 1583138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333190431

PULSE EVOLUTION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	471336692
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of August 8, 2016 – 163,133,343 shares of the registrant’s common stock were outstanding.

PULSE EVOLUTION CORPORATION TABLE OF CONTENTS

2

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Pulse Evolution Corporation., a Nevada corporation (the “Company”), contains “forward-looking statements,” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

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

3

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Pulse Evolution Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	June 30, 2015

Assets
Current assets:
Cash	$31,756	$899,174
Prepaid legal fees	57,026	54,526
Prepaid deposits and other assets	109,353	86,673
Total current assets	198,135	1,040,373
Property and equipment, net	43,775	43,169
Intangible assets and other assets	1,830,517	1,946,817
Total assets	$2,072,427	$3,030,359
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,316,064	$1,243,351
Accrued expenses	2,199,141	1,663,110
Note payable, net of deferred financing cost of $543,000 and $0 at September 30, 2015 and June 30, 2015, respectively	595,099	-
Related party note payable	220,000	230,000
Total liabilities	4,330,304	3,136,461

Commitments and Contingencies

Redeemable common stock, $0.001 par value, 3,800,000 issued and outstanding at September 30, 2015 and June 30, 2015	$1,350,000	$1,350,000

Shareholders’ equity (deficit):
Series A Convertible Preferred stock, 100,000,000 shares authorized at par value of $0.001 per share, 19,128,910 and 18,848,184 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	19,129	18,848
Common stock, 300,000,000 shares authorized at par value of $0.001 per share, 131,677,343 and 131,758,682 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	131,677	131,758
Subscription receivable	(1,253)	(1,253)
Additional paid in capital	19,807,539	19,745,217
Accumulated deficit	(23,564,969)	(21,336,956)
Total Pulse Evolution Corporation equity	(3,607,877)	(1,442,386)
Non-controlling interests	-	(13,716)
Total shareholders’ equity (deficit)	(3,607,877)	(1,456,102)
Total liabilities and shareholders’ equity (deficit)	$2,072,427	$3,030,359

The accompanying notes are an integral part of these condensed consolidated financial statements

Pulse Evolution Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

Statement of Operations
Revenues	-	88,151
Expenses:
Stock based compensation expenses	241,082	368,305
Other Costs and expenses	1,736,529	3,203,783
Total expenses	1,977,611	3,572,088

Operating loss	(1,977,611)	(3,483,937)

Interest expense	236,686	-

Net loss before non-controlling interests	(2,214,297)	(3,483,937)
Net loss attributable to non-controlling interests	-	516,853
Net loss attributable to common shareholders	(2,214,297)	(2,967,084)

Basic and Diluted loss per share attributable to Pulse Evolution Corporation common shareholders	$(0.02)	$(0.03)

Weighted average number of common shares outstanding:
Basic and Diluted	131,612,326	113,490,252

The accompanying notes are an integral part of these condensed consolidated financial statements

Pulse Evolution Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(2,214,297)	$(3,483,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,624	50,261
Share-based compensation expense	62,522	368,305
Loss on shares issued in connection with debt	148,800	-
Amortization of debt discount	77,500	-
Changes in operating assets and liabilities:
Prepaid legal fees	(2,500)	-
Prepaid deposits and other assets	(22,680)	21,999
Accounts payable	72,713	304,479
Accrued expenses	(232,769)	155,237
Net cash used in operating activities	(1,992,087)	(2,583,656)
Cash flows from investing activities:
Purchase of property and equipment	(2,930)	(1,374)
Purchase of licensing rights	-	(1,000,000)
Net cash used in investing activities:	(2,930)	(1,001,374)
Cash flows from financing activities:
Net proceeds from sales of common stock	-	2,308,743
Proceeds of note payable, net of financing costs	1,137,599	-
Repayments of related party note payable	(10,000)	-
Net cash provided by financing activities:	1,127,599	2,308,743
Net decrease in cash and cash equivalents	(867,418)	(1,276,287)
Cash and cash equivalents, beginning of period	899,174	1,539,719
Cash and cash equivalents, end of period	$31,756	$263,432
Supplement cash flow information:
Payment of payable in common stock	$-	$456,653
Exchange warrant option issued to acquire licensing rights	$-	$476,000
Common stock converted to Preferred stock	$281	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

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

Recapitalization

The Company’s acquisition of Pulse Entertainment was accounted for as a recapitalization of Pulse Entertainment since the shareholders of Pulse Entertainment obtained voting and managing control of the Company. Pulse Entertainment was the acquirer for financial reporting purposes and Pulse Evolution was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Pulse Evolution and Pulse Entertainment, the historical operations of Pulse Entertainment and their consolidated operations from the September 30, 2014 closing date of the acquisition. Pulse Entertainment retroactively applied its recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements for the three months ended September 30, 2015 and 2014 and as of June 30, 2015.

Liquidity

During the quarter and subsequent to the quarter end, the Company raised significant capital in order to support the ongoing development of the core digital human technology and also to create the digital likeness of Michael Jackson, Elvis Presley and Marilyn Monroe in anticipation of starting full production of theatrical shows, music concerts and other events.

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

We have raised approximately $18.0 million of core development capital from inception through September 30, 2015, consisting of $16.6m of equity and $1.4m of debt. Our plan to develop, produce and operate full scale productions will require significant direct funding, similar to that of a mid-sized theatrical show. Until we secure production capital and generate revenues, the Company will continue to rely on raising capital to support the development of technology and digital likenesses of its portfolio of celebrities. We believe that full scale shows will require in excess of $25,000,000 of development and operating financing and we plan to fund each of our productions within a production entity, similar to the structure used by movie studios.

Subsequent to the quarter end, the Company sourced several short term bridge loans and equity investments, as detailed in note 12 (Subsequent Events). Notably, in January 2016, we secured a $10,000,000 equity investment from Original Force and U9 and in June 2016 we signed a term sheet for an equity investment of $50,000,000, of which $2,500,000 has been received and the remainder is to be paid in two installments through December 31, 2016. The term sheet is non-binding except for certain clauses, including a restriction on our ability to raise capital from 3rd parties.

We have analyzed our liquidity requirements and have determined that we have sufficient liquidity or access to other sources of capital to support our core operations for the 12 months from the balance sheet date. Beyond that, the Company will need to close the remainder of the $50m investment or raise production funds, lines of credit or core capital to support the launch of our shows and for corporate operations.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Pulse Evolution Corporation, its majority owned subsidiary Pulse Entertainment Corporation. The company has created various wholly owned subsidiaries, including The Kopp Initiative, LLC, Pulse Digital Human Labs, Pulse Japan and Pulse Biologic, all of which had no activity during the quarters ended September 30, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company retroactively applied its recapitalization per the Share Exchange Agreement for all periods presented in the accompanying condensed consolidated financial statements, which includes Pulse Entertainment and all other subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2015, the Company’s cash balances held within one financial institution were within the current insured amounts under the Federal Deposit Insurance Corporation.

Allowance for Doubtful Accounts

The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers, lenders or investors to make required payments. If the financial conditions of these customers were to deteriorate and impair their ability to make payments, additional allowances may be required. No allowance for doubtful accounts was necessary at September 30, 2015 and June 30, 2015.

Intangible Assets

Definite-lived intangibles, which are made up of license agreements as described in Note 4 Intangible and Other Assets, are amortized on a straight- line basis over their useful lives. The Company reviews the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2015, the Company has determined that there is no impairment of the intangible assets.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets because, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. For the three months ended September 30, 2015 and 2014, the Company does not believe any material uncertain tax positions are present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position and the fact the Company has reported tax losses since inception.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also aligns the GAAP presentation with International Financial Reporting Standards and will remedy the long-standing conflict with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which indicates that debt issuance costs do not meet the definition of an asset, because they provide no future economic benefit. For public entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2014, and interim periods within fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has implemented ASU 2015-03 at September 30, 2015.

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations, which requires adjustments to provisional amounts recorded in business combinations to be recognized in the reporting period in which they are identified, either separately on the face of the income statement or in the notes to the financial statements. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. We are currently evaluating ASU 2105-16 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment as of September 30, 2015 and June 30, 2015 consist of the following:

	September 30, 2015	June 30, 2015	Useful Life
Computers and other equipment	$3,900	$3,900	5 years
Furniture and fixtures	50,285	47,355	7 years
Total property and equipment, cost	54,185	51,255
Less accumulated depreciation	(10,410)	(8,086)
Total property and equipment, net	$43,775	$43,169

The range of estimated useful lives for property and equipment at September 30, 2015, and June 30, 2015 was five to seven years.

Depreciation expense on property and equipment totaled $2,324 and $7,160 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 4. INTANGIBLE AND OTHER ASSETS

In August 2014, the Company entered into a multiyear agreement with Authentic Brands Group (“ABG”) to develop for ABG, entertainment projects to utilize a realistic computer generated image of Elvis Presley. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. The initial value has been capitalized and is being amortized over the length of the agreement. At September 30, 2015, forty-six months remain unamortized on the agreement.

In October 2014, the Company entered into a multiyear agreement with the Estate of Marilyn Monroe, LLC (“the Monroe Estate”) to develop for the Monroe Estate entertainment projects to utilize a realistic computer generated image of Marilyn Monroe. The likeness will be used to create entertainment and branding revenue opportunities for the Company, generated from holographic performances in live shows and commercials. The Monroe Estate holds the likeness, appearance, and publicity rights of Marilyn Monroe. The initial value has been capitalized and is being amortized over the length of the agreement. At September 30, 2015, forty-eight months remain unamortized on the agreement.

Intangible assets as September 30, 2015:

	Cost	Accumulated Amortization	Net Book Value
Licensing fees: Elvis	$976,000	$227,733	$748,267
Licensing fees: Marilyn	1,350,000	270,000	1,080,000
	$2,326,000	$497,733	$1,828,267

Intangible assets as June 30, 2015:

	Cost	Accumulated Amortization	Net Book Value
Licensing fees: Elvis	$976,000	$178,933	$797,067
Licensing fees: Marilyn	1,350,000	202,500	1,147,500
	$2,326,000	$381,433	$1,944,567

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2015 and June 30, 2015 consist of the following:

	September 30, 2015	June 30, 2015
Payroll and payroll related liabilities	$238,842	$678,791
Due to advisor	75,000	75,000
Shares to be issued for services	1,428,450	456,101
Legal settlement accrual	450,000	450,000
Other accrued expenses	6,849	3,218
Total accrued expenses	$2,199,141	$1,663,110

NOTE 6. NON-CONTROLLING INTERESTS

Changes in the non-controlling interest amounts of our subsidiaries for the three months ended September 30, 2015 were as follows:

Balance at June 30, 2015	$(13,716)
Adjust for Share Exchange	13,716
Net loss attributable to non-controlling interests	-
Balance at September 30, 2015	$-

As of September 30, 2015, the remaining non-controlling shares in Pulse Entertainment were exchanged for Pulse Evolution shares and Pulse Entertainment became a wholly owned subsidiary of Pulse Evolution.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space in Florida under a non-cancellable operating lease with an expiration date of March 31, 2015. The Company negotiated a month to month lease commencing on March 1, 2015 at the same location. The monthly lease expense through March 1, 2015 was approximately $12,000. Beginning on March 1, 2015, the negotiated rate is $6,000 each month.

The Company also leases office space on a month to month basis for its production operations. Monthly lease expense is approximately $7,300. On January 1, 2015, the Company signed an operating sub-lease with an expiration date of December 31, 2015. The monthly lease expense beginning on January 1, 2015 is approximately $14,000 and increased to $15,252 on January 1, 2016.

Total rent expense for the three months ended September 30, 2015 and September 30, 2014 was approximately $57,473 and $53,152, respectively.

Advisory Agreements

In October 2014, the Company entered into a consulting agreement with a third party to provide executive leadership in the formation of a new division of the Company. Under the terms of the agreement, the consultant will provide services in the development of a business plan, technology planning, and fundraising. Under the term of the agreement, the consultant is to provide services for six months and is to be paid a monthly base payment of $10,000, with additional amounts to be paid under certain performance conditions. If certain performance targets, as defined in the agreement, are met, the Company would create a newly formed subsidiary and the consultant would become the Chief Executive Officer of the newly developed subsidiary. Additionally, beginning upon the execution of this agreement, the consultant became a member of the Company’s advisory board and was granted 1,152,000 shares of the Company’s restricted common stock which vest quarterly in equal installments over a two year period. As of September 30, 2015 there were 144,000 shares issued related to this contract. There was $89,245 expensed during the three months ended September 30, 2015 included in accrued expenses as of September 30, 2015.

Contractual Commitments

The Company has entered into a production related contract with ABG. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At September 30, 2015, the future minimum payments due for future profit sharing under the contract are $4,000,000. The contract was amended subsequent to the quarter end (see Note 13 – Subsequent events).

The Company has entered into a production related contract with the Estate of Marilyn Monroe. Under the terms of the contract, the Company is required to make an initial payment to the third party as well as commitments to profit sharing requiring minimum future payments to the third party ratably over the next five years beginning at the end of calendar 2015. At September 30, 2015, the future minimum payments due for future profit sharing under the contract are $2,100,000.

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

In March 2015, the Company entered into a three month contract with an advisor to support the Company with strategic relationships, business development, revenue opportunities, and sponsorship and investor introduction with a strong initial focus on the Elvis show. During the term, the Company shall pay to the advisor a retainer in the amount of $10,000 per month, payable monthly in advance. In addition, the advisor shall be entitled to receive a share grant equal to $50,000 per month at a valuation equal to $0.62/share (241,935 shares for the term). As of September 30, 2015, there have not been shares issued to the advisor. There was $150,000 expensed in a prior period and included in accrued expenses as of September 30, 2015.

Effective April 1, 2015, the Company entered into an employment agreement with the Managing Director of the Company where the employee will be paid $12,000 a month. The employee was previously an advisor of the Company who had a stock grant of 1,152,000 of shares, and the Company granted another stock grant for an additional 1,152,000 shares for a total of 2,304,000 shares, both grants to vest over a period of 24 months. Subsequent to the year end, the employee and the Company agreed to terminate the employment agreement while retaining his vesting shares. As of September 30, 2015, 864,000 shares had been vested and his balance of unvested shares was 1,440,000. As of June 30, 2015 and September 30, 2015, $268,000 and $446,000 was accrued respectively.

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

In July 2015, the Company entered into an agreement with a service provider to assist the Company and provide expertise as it relates to producing a live stage musical featuring digital performances. The service provider shall receive 3% of all money received by the Company from the service providers sources for producing and presenting the performances. Additionally, the service provider shall receive 3,000,000 shares of the Company’s common stock on a pro-rata basis as funds are received by the Company for the performances. As of September 30, 2015, these shares have not yet been earned or issued and the agreement is no longer active.

Litigation

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14cv00772GMNNJK). The complaint alleged that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further alleged that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs did not allege that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. In March 2016, the parties reached an amicable settlement agreement of all claims and counterclaims. As part of the settlement, our Executive Chairman also agreed to dismiss and release all claims against the principal shareholder of Hologram USA that remained pending through separate actions brought in the state of Florida. All costs associated with the settlement and litigation have been accrued as of September 30, 2015.

On May 27, 2015, William Krueger (“Mr. Krueger”) filed a petition against Pulse Evolution Corporation (“Pulse”) in the 14th Judicial District Court of Dallas County, Texas, for violation of Texas’s Deceptive Trade Practices Act and a temporary injunction. Mr. Krueger’s claims relate to Pulse’s failure to remove references to Mr. Krueger as Pulse’s Chief Financial Officer on the company’s Web site, in a timely fashion, subsequent to the termination of his employment. Mr. Krueger has stipulated that he is seeking less than $74,500 in damages. Since the quarter end, the case has been dismissed.

The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. In the opinion of the Company’s management, no pending routine litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8. CAPITALIZATION

Common Stock Issued in Private Placements

For the three months ended September 30, 2015, the Company did not sell any shares of its common stock. For the three months ended September 30, 2014, the Company sold 4,127,696 shares of its common stock at an average price of $1.19 per share for proceeds of $2,308,743.

The Company entered into a stock purchase agreement with Mr. Taku Toguichi, Chairman and CEO of SpaceBoy, a Japan-based artificial intelligence company with which the Company intends to be engaged in the development of digital humans for artificial intelligence. Pursuant to the terms of this agreement, Mr. Toguichi funded $806,000 in exchange for 1,300,000 shares of unregistered common stock, which was in transit at June 30, 2015 and received in the quarter ended September 30, 2015

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. Following the initial closing, the remaining shares of Pulse Entertainment common stock were exchanged by the Pulse Entertainment shareholders for stock in the Company. The Company owned 99.8% and 100%of Pulse Entertainment at June 30, 2015 and September 30, 2015 respectively.

Preferred Stock Issued

In August 2015, one holder of Common Stock cancelled their Common Shares in the Company and instead was issued Preferred Shares in the Company. The total of 280,726 of Common Shares were cancelled and 280,726 of Preferred Shares were issued.

NOTE 9. STOCK BASED COMPENSATION

On March 27, 2015 (the “Effective Date”), the Company awarded an advisor directly related to ABG options to purchase 1,152,006 of the Company’s common stock, of which would vest in equal quarterly installments over two years, beginning three months after the Effective Date. On January 1, 2016, the Company consented to the entire agreement be assigned from the advisor to ABG, on whose behalf this advisor will continue to render services to the Company.

The weighted average exercise price is $0.25 per share and 288,002 shares have vested as of September 30, 2015. The grant date fair value of the stock options was $0.43. The Company recognized stock-based compensation expense of $62,522 for the three months ended September 30, 2015. Unrecognized stock compensation expense was $375,129 at September 30, 2015, which the Company expects to recognize over a period of 1.5 years.

Warrants

In August 2014, the Company entered into a multiyear agreement with ABG to develop for ABG, entertainment projects to utilize a realistic computer generated image of Elvis Presley. There was a cash fee and 2,800,000 warrants issued with an exercise price of $0.35 per share. The warrants will expire 10 days after the delivery of an audited financial statement of activities by the Company for the period ended December 31, 2015. Due to the fact that no revenue has been generated to date, no audited financial statements have been prepared.

On June 30, 2015, the Company issued warrants to a shareholder for their services provided during the capital raise of the preferred stock purchased during the period of January through June 2015. The shareholder was issued a warrant to purchase 324,000 shares of common stock at a price per share equal to $0.01. The warrants have a term of 5 years but has been accounted for as fully exercised in the quarter ended September 30, 2015.

In July 2015, the Company granted 200,000 vesting stock options to a 3rd party services provider for consulting services relating to one of our celebrity estates. The stock options have an exercise price of $0.62 per share and vests over a two-year term.

NOTE 10. EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed based upon the weighted average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully diluted, earnings per share is computed based upon the weighted average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three months ended September 30, 2015 and 2014, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be antidilutive. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2015 and 2014. These common stock equivalents include warrants for shares of the Company’s common stock and rights to exchange shares of Pulse Entertainment Corporation common stock for shares of the Company’s common stock.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the three months ended September 30, 2015 and 2014, because their inclusion would have had an antidilutive effect, are summarized as follows:

	September 30, 2015		September 30, 2014
Share exchange right of subsidiary shareholders	-	22,535,399	199,380	22,535,399
Unvested restricted stock	2,160,000	-	2,160,000	-
Unvested stock options	1,064,004	-	1,152,006
Series A Preferred Stock	18,848,184	-	18,848,184
Warrants	3,124,000	2,800,000	3,124,000	-
Total	25,196,188	25,335,399	25,483,570	22,535,399

The net loss and weighted average common stock outstanding for purposes of calculating net loss per common share were computed as follows for the three months ended:

	September 30, 2015	September 30, 2014

Net loss	$(2,214,297)	$(3,483,937)
Weighted average number of common shares outstanding in computing basic and diluted earnings per share	131,612,326	113,490,252
Total	$(0.02)	$(0.03)

NOTE 11. RELATED PARTY TRANSACTIONS

Pulse Entertainment Corporation, entered into an Investor Introduction Agreement (“the Agreement”) with an international advisory services group (“the Advisor”) in March 2014. The Advisor is to support the Company in its fund raising process through introductions of potential non-U.S. investors under Regulation S and to assist the Company in developing its investor relations strategy. The Agreement calls for the Advisor to be paid a success fee in cash equal to six percent of all investments introduced by the Advisor. In addition the Advisor shall be entitled to shares equal to three percent of the underlying shares issued in any such transaction.

NOTE 11. RELATED PARTY TRANSACTIONS (Continued)

On December 10, 2014, the Company entered into a secured promissory note with a related party. The Company received cash of $250,000 which bears interest at a rate of 8% a year. The note is collateralized by certain property owned by the Company. As of June 30, 2015 and September 30, 2015, the Company had unpaid principal of $230,000 and $220,000. As of June 30, 2015 and September 30, 2015, the Company had unpaid interest of $6,849 and $3,218. The note was fully repaid subsequent to the quarter end.

Please refer to Note 13 – Subsequent Events for additional related party transactions that occurred after September 30, 2015.

NOTE 12. NOTES PAYABLE

In June 2015, the Company entered into a stock purchase agreement with Mr. Taku Toguichi, Chairman and CEO of SpaceBoy, a Japan-based artificial intelligence company with which the Company intends to be engaged in the development of digital humans for artificial intelligence. Pursuant to the terms of this agreement, Mr. Toguichi funded $806,000 in exchange for 1,300,000 shares of unregistered common stock. The Share Purchase Agreement, dated June 25, 2015, allowed for the right but not an obligation of the buyer to invest an additional $3.2 million by August 3, 2015 (the “Second Installment”). During the quarter ended September 30, 2015, Mr Toguichi provided further funding of $161,000 but did not complete the second installment. The Company treated the amount as an unsecured loan and repaid the loan plus interest in January 2016. As of September 30, 2015, there has been $1,008 of interest expense accrued.

In August 2015, the Company entered into an agreement for a $620,000 bridge loan which bears interest at 7% each year. Interest will be payable at the end of each calendar year and calculated on a pro rata basis. All unpaid principal plus accrued interest is due at the earliest of the Company’s receipt of a certain type of proceeds or on the first anniversary of the note. As of September 30, 2015, there has been $4,963 of interest expense accrued. The Company incurred financing costs of 1,240,000 shares to be issued with a value of $768,800 during the three months ended September 30, 2015. Of this, $148,800 was expensed immediately to interest expense and $620,000 capitalized as deferred financing costs. At September 30, 2015, the Company had $542,500 of unamortized deferred financing costs. Future amortization of the deferred financing costs will be $155,000 each quarter through the maturity date of the loan. During the three months ended September 30, 2015, the Company amortized $77,500, which is included in interest expense in the consolidated statements of operations.

In September 2015, the Company entered into an agreement for a $620,000 bridge loan with a party which bears interest at 15% each year along with equity coverage of 248,000 shares of Common Stock. Subsequent to signing, only $356,000 of the note was financed. In January 2016, due to non-completion of the loan, the agreement was terminated and the loan plus interest was returned to the lender. Because the loan was not completely funded and subsequently terminated, no equity was issued. As of September 30, 2015, there has been $878 of interest expense accrued.

NOTE 13. SUBSEQUENT EVENTS

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

As of August 13, 2015, the Company had 100,000,000 shares of capital stock authorized, of which 18,848,184 were designated as Series A convertible preferred stock. As of August 13, 2015, 18,848,184 shares of Series A convertible preferred stock issued and outstanding, representing 100% of the authorized Series A convertible preferred stock. On August 13, 2015 and November 1, 2015, the Company agreed to issue 280,726 and 12,000,000, respectively, shares of Series A convertible preferred stock. Such amounts represented an over issue of an aggregate of 12,280,726 shares of Series A convertible preferred stock. In order to correct the error, in July 2016 the Company filed an amended certificate of designation with the Nevada Secretary of State, which had the effect of increasing the number of authorized Series A preferred shares from 18,848,184 shares to 31,128,910 shares.

In November 2015, the Board of Directors approved a limited share repurchase program for the Company to repurchase up to $5,000,000 of Common Stock of the Company from the public float though June 30, 2016. Through June 24, 2016, the Company repurchased 479,000 shares at a cost of $687,000, an average of $1.44 per share.

In December 2015, the Company entered into an agreement for a $1,000,000 bridge loan with Mr Bernhard Burgener, a board member, which bears interest at 7% each year. Interest will be payable at the end of each calendar year and calculated on a pro rata basis. All unpaid principal plus accrued interest is due at the earliest of the completion of the Elvis Presley theatrical concert production (“The King”) or 18 months.

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

In January 2016, the Board approved a stock option plan providing for a pool of up 25,000,000 shares of common stock.

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

On February 26, 2016, the Company entered into an agreement to purchase 100% of the share capital of Float Hybrid Entertainment, Inc. (“Float”), a developer of interactive experiences for brands such as Pepsi, Microsoft, GE, AKQA, Ericsson, XBOX and Anheuser-Busch. Float was also a founding developer of the Kinect depth sensor platform and has deep experience of development for a number of yet-to-be-released Virtual and Augmented Reality Platforms. The Company will issue to the shareholders of Float, 7,250,000 common shares and will pay up to $1,000,000 in a cash-based earn out over a period of 36 months. The Company anticipates the closing to occur in the first quarter of the year ended June 30, 2017.

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

In March 2016, the Company entered into an amicable settlement agreement with Hologram USA, Inc., MDH Hologram Ltd., and Pulse Evolution Corporation reached an amicable resolution of the litigation related to the 2014 Billboard Music Awards. Costs associated with the litigation have been accrued during the period ended June 30, 2015. The Company also committed to issue 1,000,000 shares of Common Stock to a professional services firm in connection with the legal services relating to this settlement.

In March 2016, the Company entered into a 2 year contract with Driftwood Invest Corporation, a company related to our Vice Chairman in connection with his provision of consulting services to the Company. The contract provides for a 2 year consulting contract with a monthly retainer of $41,666.67 with either party able to terminate the contract with 3 months notice. The contract also granted 6,000,000 shares to Driftwood Invest Corporation from its stock option pool.

In April 2016, the Company issued 1,033,200 warrants, with an exercise price of $0.75, to an advisor in relation to the Original Force/U9 investment. The warrant agreement allows for the right of cashless exercise.

In May 2016, the Company entered into a contract with an Agency to provide pre-sale and marketing services for our shows. The contract provides for a fixed monthly fee of $65,000 per month and the grant of 1,000,000 shares of common stock. In addition, the Agency may earn a commission on sales and sponsorship revenues and addition equity of up to 1,500,000 shares of Common Stock based on revenue targets. Mr Burgener, one of our Directors, is an investor in the Agency.

On June 2, 2016, the Company entered into a term sheet with an investor for the sale of 55,000,000 shares of Series B Preferred Stock for a total investment of $50 million, payable in three tranches, a convertible bridge note and two direct investments. The shares will be issued upon the completion of the investment. The bridge note, payable upon signature of the agreement, is a convertible promissory note of $2.5 million that shall be converted into Series B Stock upon completion of the direct investment or into common stock if the direct investment does not occur. The direct investment is anticipated to close in two tranches: during the quarter ended September 30, 2016 and December 31, 2016. The agreement is non-binding, except for a “no shop/exclusivity” period that ends on December 31, 2016.

In June 2016, Authentic Brand Group notified the Company that it wished to execute its put right, requiring the Company to purchase from it 3,800,000 shares for a total cash price of $1,350,000 no later than June 22, 2016. As of July 26, 2016, $500,000 has been paid to Authentic Brands Group.

In July 2016 the Company entered into a Joint Venture agreement with a third party to act as co-production partners on one of our live shows. Under this agreement, the third party will receive 15% of the participation earned by the Joint Venture from the live show. In addition, the third party will pay to the Company an advance of $1,500,000 against the Company’s participation from the Joint Venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition as of September 30, 2015 and June 30, 2015, and results of operations and cash flows for the three months ended September 30, 2015 and September 30, 2014 should be read in conjunction with the consolidated financial statements and other information presented in this Quarterly Report on Form 10 Q.

We have defined various periods that are covered in this report as follows:

“fiscal 2015” — July 1, 2014 through June 30, 2015

“fiscal 2016” — July 1, 2015 through June 30, 2016

“fiscal 2017” — July 1, 2016 through June 30, 2017

“three months ended September 30, 2015” – July 1, 2015 through September 30, 2015

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

On September 30, 2014, we completed the initial closing under the Share Exchange Agreement we entered into with Pulse Entertainment and certain of its shareholders, some of whom are officers and directors of our company, pursuant to which we agreed to issue 35,827,309 shares of our unregistered common stock, net of cancellations, to certain shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock (the “Share Exchange”). Upon completion of the initial closing, Pulse Entertainment became a subsidiary of our company in which we own an 81.11% interest. As of September 30, 2015, all remaining shares were exchanged raising its ownership percentage in Pulse Entertainment to 100%.

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

Plan of Operations and Liquidity

We have raised approximately $18.0 million from inception through September 30, 2015, consisting of $16.6m in equity and $1.4m in debt, and we are highly dependent on raising capital to fund our startup and growth strategies. Our core business is initially focused on the media and entertainment business, principally the acquisition from estates and other rights holders of certain intellectual property rights to create virtual celebrities, and the right to present, and license others to present, those virtual performers in live, and a variety of live virtual and commercial formats.

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

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014

The following analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended September 30, 2015 and September 30, 2014.

Revenues

Revenues during the three months ended September 30, 2015 and September 30, 2014 were $0 and $88,151, respectively. Revenues in 2014 included amounts received by the Company for work on the Michael Jackson Billboard Awards presentation, whereas in 2015 the Company focused on core technology development in preparation for large scale theatrical productions.

Costs and Expenses

For the three months September 30, 2015 and September 30, 2014, we incurred operating expenses of $1,977,611 and $3,572,088, respectively. The principal components of operating expenses for the three months ended September 30, 2015 and 2014, respectively, are payroll and contract services of $970,605 and $2,002,102, professional fees of $285,493 and $1,146,992, public company costs of $4,212 and $30,727, stock based compensation charges of $241,082 and $0, and general & administrative expenses of $476,219 and $392,267. In 2014, a significant portion of our operating cost related to the development and physical production of the Michael Jackson Billboard Awards show. In 2015, the majority of our operating expenses are devoted to the development of digital likeness assets and entertainment properties related to our revenue share agreements with the estates of Michael Jackson, Elvis Presley and Marilyn Monroe. The decrease in operating expenses from 2014 to 2015 is a result of a decreased payroll and contract services and professional fees during the year.

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

Net Loss

Net loss during the three months ended September 30, 2015 and September 30, 2014 was $2,214,297 and $3,483,937, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2015 and June 30, 2015, we had a cash balance of $31,756 and $899,174, respectively, and working capital (deficit) of ($4,132,169) and ($2,096,088), respectively.

Net cash used in operating activities was $1,992,087 and $2,583,656 for the three months ended September 30, 2015 and 2014, respectively. The decrease in cash used in operating activities was primarily a result of the net loss of $2,214,297 for the three months ended September 30, 2015, compared to $3,483,937 for the three months ended September 30, 2014, as well as an increase of $22,680 in prepaid deposits and other assets for the three months ended September 30, 2015, compared to a decrease of $21,999 in prepaid deposits and other assets for the three months ended September 30, 2014.

Net cash used in investing activities was $2,930 and $1,001,374 for the three months ended September 30, 2015 and 2014, respectively. The decrease was primarily a result of the purchase of licensing rights during the three months ended September 30, 2014 with no similar transactions being incurred during the three months ended September 30, 2015.

Net cash provided by financing activities was $1,127,599 and $2,308,743 for the three months ended September 30, 2015 and 2014, respectively. The decrease was primarily a result of sales of common stock of $2,308,743 during the three months ended September 30, 2014 compared to proceeds on notes payable of $1,137,599 during the three months ended September 30, 2015.

Issuances of our Common Stock and Debt

As is more fully described elsewhere in this quarterly report on Form 10-Q, we have raised approximately $18 million from inception through September 30, 2015.

Common Stock and Preferred Stock Issued in Private Placements

From July 2014 until September 30, 2015, we sold (i) an aggregate of 9,691,185 shares of our common stock at an average price of $0.53 per share, for total proceeds of $5,059,308, which are net of fees of $116,060, and (ii) an aggregate of 6,000,000 shares of our preferred shares at an average price of $0.62, for total proceeds of $3,718,613.

Common Stock Issued in Share Exchange

On September 30, 2014, the Company completed the initial closing under the Share Exchange Agreement pursuant to which it agreed to issue 35,827,309 shares of its unregistered Common Stock, net of cancellations, to the shareholders of Pulse Entertainment in exchange for 17,466,383 shares of its common stock. Following the initial closing, the remaining shares of Pulse Entertainment common stock were exchanged by the Pulse Entertainment shareholders for stock in the Company. The Company owned 99.8% and 100%of Pulse Entertainment at June 30, 2015 and September 30, 2015 respectively.

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

As of June 30, 2014, the Advisor had earned 488,830 shares of Pulse Entertainment common stock, of which 224,869 shares of common stock were issued. A liability had been recognized by Pulse Entertainment for the portion of shares not issued as of June 30, 2014 totaling $456,653. In September 2014, the Company issued 1,461,946 shares of its common stock in payment of the liability as if Pulse Entertainment had paid the Advisor in its shares, and the Advisor immediately exchanged the shares in the company’s stock under the Share Exchange Agreement described above. As of September 30, 2015, the Company recorded the par value of the stock at $1,492 and additional paid in capital of $455,191.

Common Stock and Stock Options Issued to Service Providers

In determining the fair value of the services rendered by third parties, the Company uses the value of the services or the fair value of the common stock at the time the common stock was issued whichever is more readily determinable at the time the services are rendered.

Pulse Entertainment entered into a business development advisory agreement (the “Business Development Agreement”) with a consulting firm (the “Consultant”) in May 2014 to provide certain production and promotion services to Pulse Entertainment. The equity consideration comprised of up to 200,000 stock options with an exercise price of $1.73 per share, with 100,000 options issued immediately upon execution of the Agreement and up to 50,000 options each quarter based on agreed targets. The agreement was terminated in September 2014 and as of September 2015, 125,000 stock options to the Consultant in Pulse Entertainment were vested but not yet issued.

In October 2014, the Company entered into a consulting agreement with a third party to provide executive leadership in the formation of a new division of the Company. Under the terms of the agreement, the consultant will provide services in the development of a business plan, technology planning, and fundraising. Under the term of the agreement, the consultant is to provide services for six months and is to be paid a monthly base payment of $10,000, with additional amounts to be paid under certain performance conditions. If certain performance targets, as defined in the agreement, are met, the Company would create a newly formed subsidiary and the consultant would become the Chief Executive Officer of the newly developed subsidiary. Additionally, beginning upon the execution of this agreement, the consultant became a member of the Company’s advisory board and was granted 1,152,000 shares of the Company’s restricted common stock which vest quarterly in equal installments over a two year period. As of September 30, 2015 there were 144,000 shares issued related to this contract. There was $89,245 expensed during the three months ended September 30, 2015 included in accrued expenses as of September 30, 2015.

In June 30, 2015, the Company issued 124,268 shares of its common stock to a consultant in payment of the services to the Company’s fundraising efforts. As of June 30, 2015, the Company recorded the par value of the stock at $124 and additional paid in capital of $76,922.

On June 30, 2015, the Company issued warrants to a shareholder for their services provided during the capital raise of the preferred stock purchased during the period of January through June 2015. The shareholder was issued a warrant to purchase 324,000 shares of common stock at a price per share equal to $0.01. The warrants have a term of 5 years but has been accounted for as fully exercised in the quarter ended September 30, 2015.

Common Stock Issued in Private Placement

In June 2015, the Company entered into a stock purchase agreement with Mr. Taku Toguichi, Chairman and CEO of SpaceBoy, a Japan- based artificial intelligence company with which the Company intends to be engaged in the development of digital humans for artificial intelligence. Pursuant to the terms of this agreement, Mr. Toguichi funded $806,000 in exchange for 1,300,000 shares of unregistered common stock.

Cash Requirements

During the quarter and subsequent to the quarter end, the Company raised significant capital in order to support the ongoing development of the core digital human technology and also to create the digital likeness of Michael Jackson, Elvis Presley and Marilyn Monroe in anticipation of starting full production of theatrical shows, music concerts and other events.

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

We have raised approximately $18 million of core development capital from inception through September 30, 2015,. Our plan to develop, produce and operate full scale productions will require significant direct funding, similar to that of a mid-sized theatrical show. Until we secure production capital and generate revenues, the Company will continue to rely on raising capital to support the development of technology and digital likenesses of its portfolio of celebrities. We believe that full scale shows will require in excess of $25,000,000 of development and operating financing and we plan to fund each of our productions within a production entity, similar to the structure used by movie studios.

Subsequent to the quarter end, the Company sourced several short term bridge loans and equity investments, as detailed in note 13 (Subsequent Events). Notably, in January 2016, we secured a $10,000,000 equity investment from Original Force and U9 and in June 2016 we signed a term sheet for an equity investment of $50,000,000, of which $2,500,000 has been received and the remainder is to be paid in two installments through December 31, 2016. The term sheet is non-binding except for certain clauses, including a restriction on our ability to raise capital from 3rd parties.

We have analyzed its liquidity requirements and have determined that we have sufficient liquidity or access to other sources of capital to support our core operations for the 12 months from the balance sheet date. Beyond that, the Company will need to close the remainder of the $50m investment or raise production funds, lines of credit or core capital to support the launch of our shows and for corporate operations.

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

Intangible Assets

Definite-lived intangibles, which are made up of license agreements as described in Note 3 Intangible and Other Assets, are amortized on a straight-line basis over their useful lives. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. At September 30, 2015, we have determined that there is no impairment of the intangible assets.

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

The Company’s Executive Chairman and principal financial and accounting officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”), to assess whether information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation and the identification of our internal controls over financial reporting described below, the Executive Chairman and principal financial and accounting officer, have concluded that for the quarter ended September 30, 2015, the Company’s disclosure controls and procedures were not effective and required improvement.

Management determined that at August 1, 2016 the Company did not have a sufficient number of personnel, especially in leadership positions within the finance department, with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. The internal controls have not changed other than the departure of the Chief Financial Officer. The Executive Chairman assumed the roles previously performed by the Chief Executive Officer and the Chief Financial Officer. In addressing these needs, the Company took the following actions so that it’s consolidated financial statements as of, and for the quarter ended August 1, 2016, are presented in accordance with U.S. GAAP. These actions included (i) supplementing existing resources with technically qualified third party consultants, (ii) performing additional procedures and analyses in preparation for the review of the Company’s quarterly financials, and (iii) the commencement of a recruiting process to identify and hire a Chief Financial Officer with significant public company accounting leadership experience.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 29, 2014, Hologram USA, Inc., Musion Das Hologram Limited and Uwe Maass (the “Plaintiffs”) filed an amended complaint in the U.S. District Court for the District of Nevada (Case No. 2:14cv00772GMNNJK). The complaint alleged that Plaintiffs own, or control, certain patents related to the projection illusion technique, historically known as “Pepper’s Ghost.” The Plaintiffs further alleged that Pulse Evolution Corporation, Pulse Entertainment Corporation, John Textor, Dick Clark Productions, Inc., John Branca and John McClain, as executors of the Estate of Michael Jackson, MJJ Productions, Inc. Musion Events, Ltd. Musion 3D, Ltd., William James Rock and Ian Christopher O’Connell (collectively, the “Defendants”) infringed on the Plaintiffs’ patent rights by using the Plaintiffs’ projection illusion system to project the visual imagery developed and conceived by our company in connection with the a musical performance at the 2014 Billboard Music Awards in Las Vegas Nevada featuring an image of the late Michael Jackson. The Plaintiffs did not allege that the Company’s core business, the production of visual effects or human animation imagery infringes their intellectual property rights. In March 2016, the parties reached an amicable settlement agreement of all claims and counterclaims. As part of the settlement, our Executive Chairman also agreed to dismiss and release all claims against the principal shareholder of Hologram USA that remained pending through separate actions brought in the state of Florida. All costs associated with the settlement and litigation have been accrued as of September 30, 2015.

On May 27, 2015, William Krueger (“Mr. Krueger”) filed a petition against Pulse Evolution Corporation (“Pulse”) in the 14th Judicial District Court of Dallas County, Texas, for violation of Texas’s Deceptive Trade Practices Act and a temporary injunction. Mr. Krueger’s claims relate to Pulse’s failure to remove references to Mr. Krueger as Pulse’s Chief Financial Officer on the company’s Web site, in a timely fashion, subsequent to the termination of his employment. Mr. Krueger has stipulated that he is seeking less than $74,500 in damages. Since the quarter end, the case has been dismissed.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities sold or issued by the Company without registration under the Securities Act during the period commencing on July 1, 2015:

a) Sales of Unregistered Securities

For the three month period of July 1, 2015 through September 30, 2015, the Company did not sell any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Furnished
Number	Description	Herewith
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a).	X
32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS**	XBRL INSTANCE DOCUMENT	X
101.SC**	XBRL TAXONOMY EXTENSION SCHEMA	X
101.CA**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	X
101.DE**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	X
101.LA**	XBRL TAXONOMY EXTENSION LABEL LINKBASE	X
101.PR**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	X

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

Date: August 10, 2016

PULSE EVOLUTION CORPORATION
(Registrant)

By:	/s/ John Textor
Name:	John Textor
Title:	Executive Chairman
(principal financial and accounting officer)

